Form 10KSB
period 2006-12-31
LandBank Group Inc
filed 2007-04-02
CIK 1377053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number:

LANDBANK GROUP, INC.
(Name of small business issuer in its charter)

Delaware	20-1915083
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7030 Hayvenhurst Avenue, Van Nuys, California	91406
(Address of principal executive offices)	(Zip Code)

(818) 464-1614
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.0001 Par Value	None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐  No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

Issuer’s revenues for its most recent fiscal year were $4,556,266.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer, based upon the last available reported closing price of the issuer’s common stock by a broker-dealer on the Gray Market was approximately $28,613 (affiliates being defined, for these purposes only, as directors and executive officers of the issuer and holders of 5% or more of the issuer’s outstanding common stock).

There were 9,835,331 shares of the issuer’s common stock issued and outstanding on March 23, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

PART I

Item 1. Description of Business

Business Development:

Landbank Group, Inc., ("Landbank" or the "Company") was incorporated in the State of Delaware as Camryn Information Services, Inc., on May 13, 1997. The Company operated for a brief period of time before it ceased operations on February 25, 1999 when it forfeited its charter for failure to designate a registered agent. The Company remained dormant until 2004 when it renewed its operations with the filing of a Certificate of Renewal and Revival of Charter with the State of Delaware on October 29, 2004. On November 3, 2004, the Company filed a Certificate of Amendment and the Company's name was formally changed from Camryn Information Services, Inc. to iStorage Networks, Inc. Such change became effective on November 8, 2004. The Company subsequently changed its name to Landbank Group, Inc., on January 27, 2006, following the acquisition of Landbank, LLC (see below).

Acquisition of Landbank, LLC and Divestiture of Prior Operations

On January 26, 2006, the Company acquired 100% of the membership interests in Landbank, LLC, a California limited liability company, in exchange for shares of common stock of the Company. The exchange of shares for membership interests was treated as a reverse acquisition under the purchase method of accounting. The shares delivered in connection with the acquisition were transferred by the four former principal stockholders of the Company to the members of Landbank, LLC in exchange for the Company receiving all of the ownership interests in Landbank, LLC and $140,000 in cash. Concurrently with the acquisition of Landbank, LLC, the Company divested itself of its wholly owned operating subsidiary, iStorage Networks Group, Inc. ("iSNG") to Thomas Makmann, the Company's former CEO and one of the four former principal stockholders. The $140,000 in cash accompanied the divestiture of iSNG. For further description of this transaction, see Item 7 "Certain Relationships and Related Party Transactions." The former members of Landbank, LLC acquired approximately a 90% ownership interest in the Company. Landbank, LLC, was formed in December 2004 but did not commence operations until the second quarter of 2005. It currently operates as a wholly owned subsidiary of the Company. With the divestiture of iSNG and the acquisition of Landbank, LLC, the Company now operates exclusively in the real estate marketplace. It no longer operates its former iStorage business. Future references in this registration statement to the Company shall include Landbank and its operating subsidiary, Landbank, LLC, unless the text specifically rejects such an inclusive reference.

On March 3, 2006, the Company by majority vote of its stockholders approved a 10:1 reverse split of its outstanding common stock. Taking into account the preservation of round lot ownership, the split resulted in 9,829,647 outstanding shares. As of September 30, 2006, such number was adjusted to 9,835,331 outstanding shares due to rounding. As of said date, the number of restricted shares of common stock issued and outstanding is 8,829,447, 8,200,000 which are owned and controlled by the three (3) principal stockholders set forth in Item 4 herein. All historical references to shares and per share prices in this registration statement have been adjusted to reflect the 10:1 reverse split.

The Company and/or any predecessor has not been and is not as of the date of this filing in the process of seeking a petition in bankruptcy, in receivership or in any similar proceeding.

Business of Issuer:

From November 2004 until December 2005, the Company as iStorage Networks, Inc. was engaged in the development of network storage solutions/Internet security through its wholly owned operating subsidiary, iSNG. Unable to achieve projected revenues from its operations, the Company consummated the acquisition of Landbank, LLC, in exchange for stock of the Company. Since December 2005, the Company has not operated its former iStorage business. Since January 2006, the Company's sole operations have consisted of the operations of Landbank, LLC.

Landbank makes bulk acquisitions of parcels of land, primarily through the real property tax lien foreclosure process. Such bulk acquisitions are divided into smaller parcels for resale. The real property tax lien foreclosure process may take the form of either local government tax sales or sales by owners of tax-defaulted parcels prior to a tax sale. Local government agencies responsible for collecting real property taxes have the authority to force their collection through tax sales. To collect their unpaid and overdue real property taxes, some government agencies conduct tax lien foreclosure auctions. At these foreclosure auctions, the real property is sold and the high bidder receives a deed to the property. The opening bid amounts are usually equal to delinquent taxes, interest and other costs. The process differs from state to state and even county to county. Generally, however, properties acquired in this manner are deeded to the purchaser by the relevant government entity, without any warranties of title. The Company therefore undertakes appropriate due diligence prior to bidding, including obtaining title reports and/or conducting title searches depending on the value of the property. In some counties, properties sold in this manner are subject to a right of redemption, whereby the defaulting owner has a certain number of days to redeem the property. In instances where the Company acquires properties subject to such a right, we hold the property in inventory until the right has lapsed. If the right is exercised, the property reverts to the defaulting owner, and we receive a return of our purchase price plus interest. In addition, in most counties, the purchaser is responsible for any eviction proceedings. The Company seeks to acquire unimproved land, however, and to date has not had any exposure in this regard. Landbank considers various criteria in terms of its land acquisitions, which include but are not limited to, location, availability of utilities, proximity to water, geographic desirability, and proximity of significant population centers. The current focus of Landbank is in the Western, Southwestern, and East Coast regions of the United States.

Landbank acquires properties "in-bulk" for resale purposes only and not with a view toward long-term investment. Typically, the lead-time from date of acquisition to date placed in Landbank channels of distribution is from three (3) to seven (7) months as surveys are made of the redefined parcels.

Landbank resells the land it acquires through multiple distribution channels, some more traditional than others. They include the Internet, through eBay and Bid4Assets, and leads developed by Landbank, its affiliates, and third-party wholesalers. Landbank has found that use of the Internet allows it to market its inventory at a cost significantly lower than that of mainstream advertising. Landbank employs acquisition teams that research and buy acreage, lots, and houses in a number of states and in Mexico. To date, Landbank has acquired properties in Colorado, Florida, Nevada, Oklahoma, New York, Pennsylvania, Texas, Michigan, New Mexico, Arizona and Chihuahua, Mexico. The real property inventory of Landbank as of December 31, 2006 was comprised of 39 different pre-unbundled tracts of land.

The Company has entered into royalty agreements with several marketing companies, namely, John Beck's Amazing Profits, LLC ("JBAP"), John Alexander LLC, and Jeff Paul LLC. These companies are affiliates of the Company. Family Products, LLC ("FPLLC") is the sole member of each of these marketing companies. FPLLC is in turn owned and controlled by two of the Company's principal stockholders, Doug Gravink and Gary Hewitt, who are directors and officers of the Company. These marketing companies provide customer leads for Landbank's property sales in return for a royalty of 35% of the gross profit less acquisition costs realized on the sale of any property. The term of each of these agreements is ten years, with the right of the Company to terminate after five years.

The real estate industry is a highly fragmented and regional business. There are approximately 30,000 municipalities in the United States, each with its own set of property valuation criteria and regional regulations. As a result, the majority of the Company's competitors that are engaged in acquiring properties through the real property tax lien foreclosure process focus on specific regions. One of the Company's strategies in differentiating itself has been to attempt to cross these regional boundaries and offer properties in as many jurisdictions as possible. In time, as the Company becomes more familiar with state and local rules and regulations, it hopes to develop a nationwide inventory of properties.

A majority of the Company's competitors also rely primarily on the Internet and live auctions to resell their parcels. The Company devotes significant time and effort in the development of a distribution database as a strategy for further differentiating itself from its competitors. This database has become a primary source of buyers for the Company's properties.

The Company believes that its principal challenge will be in identification and acquisition of suitable properties. Since the bulk of the competition is region-specific, the Company feels that by pursuing a broad based national approach; it will continue to maintain a competitive advantage. Competitors engaged in acquiring similar properties include National Recreational Properties, LandAuction.com, Landwatch.com, and a number of smaller companies.

Certain of the Company's property acquisitions are subject to the requirements of the Interstate Land Sales Full Disclosure Act of 1968, depending upon the specific characteristics of the transaction. This Act mandates certain registration and disclosure requirements in connection with the development and sale of certain subdivisions where the number of non-exempt lots exceeds a predetermined threshold and development satisfies several pre-established criteria. The applicability of this Act to a particular project can increase costs of doing business and cause a delay in the Company's ability to market the subject properties and/or to provide potential purchasers with a wider window in which to rescind offers to purchase. This could result in a surplus of properties in inventory, which could adversely affect the Company's business and results of operation.

The total number of Company employees is fifteen, all of whom are full-time employees.

Risk Factors:

The Company's operations and its securities are subject to a number of substantial risks, including those described below. If any of these or other yet unforeseen risks actually occur, the Company's business, financial condition, and operating results, as well as the trading price or value of its securities could be materially adversely affected. No attempt has been made to rank these risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere, any purchaser of the Company's common stock should also consider the following risk factors:

Risks Related to the Company's Operations:

We have a limited operating history and cannot guarantee profitability.

The Company acquired its current operations in January of 2006 through the purchase of Landbank LLC. Landbank, LLC itself commenced operations during the second quarter of 2005. At this stage, the Company has only a limited operating history upon which an evaluation of performance and future prospects can be made. There can be no assurance that the Company will be able to continue to generate revenues in the future.

The Company is subject to all of the business risks associated with a new enterprise, including, but not limited to, the risk of unforeseen capital requirements, lack of fully-developed products, failure of market acceptance, failure to establish time proven business relationships, and a competitive disadvantage vis-a-vis larger and more established companies.

We may need to raise capital in the future, and if such capital is not available on acceptable terms, we may have to curtail or cease operations.

The Company's business is dependent in part on being able to acquire and make available a broad selection of properties. Acquisition of these properties requires significant capital expenditure. While the Company intends to generate sufficient revenues in the future to fund our acquisitions, it is possible that we may need to raise additional capital. Consequently, we may be unable to raise sufficient additional capital on terms deemed acceptable. In that event, the Company may have to curtail or cease operations and/or limit the number of properties maintained in inventory. This could have an adverse impact on the Company's ability to effectively compete with other companies, which are able to offer customers a broader range of properties. If additional funds are raised through the issuance of debt securities or preferred stock, these securities could have rights that are senior to the holders of the common stock, and any debt securities could contain covenants that would restrict the Company's operations. In addition, if the Company raises funds by selling common stock or convertible securities, existing stockholders could face dilution of their shares.

We may be unable to identify or acquire suitable properties at a low cost, which could affect our ability to generate revenues.

The Company's ability to generate revenues is highly dependent on its ability to maintain low acquisition costs while offering a wide range of suitable properties. There can be no assurance that the Company's acquisition teams will be successful in locating suitable properties on financially attractive terms.

Competition for properties may increase costs and reduce returns.

The Company competes to acquire real property with individuals and other entities engaged in similar activities. Many of our competitors have greater financial resources, and thus, a greater ability to borrow funds and to acquire properties. Competition for properties may reduce the number of suitable acquisition opportunities available and may have the effect of increasing acquisition costs thereby adversely impacting Company profits.

We acquire a substantial number of our properties through the tax-lien foreclosure process, and may therefore be subject to additional costs for eviction and/or clearing title.

When acquiring properties through the tax-lien foreclosure process, the property is deeded to the buyer by the relevant government entity without any warranties as to title, and in some instances, subject to a right of the original owner to redeem the property within a certain number of days. In addition, the buyer of the property remains responsible for any eviction of a prior owner who remains in possession of the property. The majority of parcels that we acquire are unimproved lots with no owner in possession, and we attempt to perform adequate due diligence in connection with the purchase of each piece of property to ensure that there are no material liens or encumbrances affecting title to the property. We cannot however guarantee that we will not be required to undertake eviction or other proceedings in connection with properties purchased in this process, or that we will not encounter undisclosed encumbrances. In the event such a situation arises, we may incur significant additional acquisition costs which may adversely affect our net revenues and/or results of operations. In counties where there is a right of redemption, we hold the property in inventory until the right has lapsed. The Company does not currently acquire significant amounts of properties in counties where such rights exist, however, if we do, any exercise of these rights could delay our ability to generate revenues from these properties.

We may be unable to sell a property, if or when we decide to do so, which could delay revenues needed to fund operations.

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates, and other factors, including supply and demand, that are beyond the Company's control. The Company cannot predict whether it will be able to sell any property for the price or on the terms that it sets or whether any price or other terms offered by a prospective purchaser would be acceptable. The Company cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

The Company may be required to expend funds to correct defects or to make improvements before a property can be sold. The Company cannot make any assurance that it will have funds available to correct such defects or to make such improvements.

Our principal stockholders have broad control over our operations.

The Company's principal stockholders beneficially own approximately 83% of the issued and outstanding share capital of the Company. As a result, these stockholders are able to exercise significant influence over the Company, including the election of directors, amendments to the articles of incorporation or by-laws of the Company, the approval of mergers or other business combinations, and the sale or purchase of material assets. The interests of these stockholders in deciding these matters and the factors they consider in making such decisions could be different from the interests of the Company's other stockholders.

We may lose key personnel and/or be unable to maintain current relationships with affiliates upon which we depend.

The Company's success depends to a significant degree upon the continued relationship with certain of its affiliates and the contribution of its executive management team. If any of the Company's executives decide to leave the Company, we could lose access to important affiliate services and/or acquisition or sales channels, which could adversely affect our operations and/or financial condition.

We are subject to general real estate risks.

The Company is subject to risks generally associated with the ownership of real estate, including:

•	changes in general or local economic conditions;
•	changes in supply of or demand for similar or competing properties in the area;
•	bankruptcies, financial difficulties or lease defaults by customers;
•	changes in interest rates and availability of permanent mortgage financing that may render the sale of a property difficult or unattractive or otherwise reduce the returns to stockholders;
•	changes in governmental rules, regulations, and fiscal policies, including changes in tax, real estate, environmental, and zoning laws;
•	periods of high interest rates and tight money supply.

The Company's operations can be negatively affected by the occurrence of any of these or other factors beyond the Company's control.

We may be subject to litigation, which could divert substantial time and money from our business.

The Company may be subject to claims from customers or other third parties. If such parties are successful, they may be able to obtain injunctive or other equitable relief, which could effectively diminish the Company's ability to further acquire, subdivide, and sell properties, and could result in the award of substantial damages. Management may be required to devote substantial time and energy in defending any such claims.

Risks Related to the Ownership of the Company's Stock:

There is a limited market for the Company's common stock. If a substantial and sustained market for the Company's common stock does not develop, the Company's stockholders may have difficulty selling, or be unable to sell, their shares.

The Company's common stock is presently traded in the "Other" Over-the-Counter or "Gray Market" market on an unsolicited quote basis wherein trades are reported by broker-dealers to their Self-Regulatory Organization ("SRO") which distributes the trade data to market data vendors and financial websites. Since bids and offers are not collected in a central location, market transparency and best execution are more elusive. There is only a limited market for the Company's common stock and there can be no assurance that this market will be maintained or broadened. If a substantial and sustained market for the Company's common stock does not develop, the Company's stockholders may have difficulty selling, or be unable to sell, their shares.

The Company has recently become a reporting company in order to meet the current requirements for quotation on the OTC Bulletin Board. The Company's stock can be quoted on the OTC Bulletin Board if, and only if, a broker-dealer files a Form 15c-211 with the NASD to permit the Company's common stock to be quoted on the OTC Bulletin Board and the broker is granted the right to quote the Company's stock.

Accordingly, we cannot provide any assurance that we will achieve quotation of our stock on the OTC Bulletin Board.

Substantial sales of the Company's common stock could cause stock price to fall.

As of March 23, 2007, the Company had 9,835,331 shares of common stock outstanding of which approximately 8,829,447 shares are considered "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933 ("'33 Act"). These restricted shares are eligible for sale under Rule 144 at various times. No prediction can be made as to the affect, if any, that the sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of the Company's common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair the Company's ability to raise capital through the sale of its equity securities.

The Company has a significant number of shares authorized but unissued. These shares may be issued without stockholder approval. Significant issuances of stock would dilute the percentage ownership of the Company's current stockholders and could likely have an adverse impact on the market price of the common stock.

As of March 23, 2007, the Company had an aggregate of 90,164,669 shares of common stock authorized, but unissued. The Company has reserved 3,000,000 shares for issuance under the Company's 2006 Stock Incentive Plan, and an additional 10% has been reserved for issuances to consultants. All remaining shares of common stock may be issued without any action or approval by the Company's stockholders. Any such shares issued would further dilute the percentage ownership of the Company's current stockholders and would likely have an adverse impact on the market price of the common stock.

The Company does not intend to pay dividends in the near future.

The Company's board of directors determines whether to pay dividends on the Company's issued and outstanding shares. The declaration of dividends will depend upon the Company's future earnings, its capital requirements, its financial condition, and other relevant factors. The Company's Board of Directors does not intend to declare any dividends on the Company's shares for the foreseeable future. The Company anticipates that it will retain any earnings to finance the growth of its business and for general corporate purposes.

Our securities are currently classified as a "Penny Stock" which may limit our stockholders' ability to sell their securities.

The price of our common stock is currently below $5.00 per share, and is therefore considered "penny stock" under Rule 3a51-1 of the '34 Act. As such, additional sales practice requirements are imposed on broker-dealers who sell to persons other than established customers and "accredited investors" as defined in Rule 501 of Regulation D as promulgated under the '33 Act. The prerequisites required by broker-dealers engaged in transactions involving "penny stocks" have discouraged, or even barred, many brokerage firms from soliciting orders for certain low priced stocks.

With respect to the trading of penny stocks, broker-dealers have an obligation to satisfy certain special sales practice requirements pursuant to Rule 15g-9 of the '34 Act, including a requirement that they make an individualized written suitability determination for the purchase and receive the purchaser's written consent prior to the transaction.

Broker-dealers have additional disclosure requirements as set forth in the Securities Enforcement Act Remedies and Penny Stock Reform Act of 1990. These disclosure requirements include the requirement for a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks of the penny stock market.

Additionally, broker-dealers must provide customers with current bid and offer quotations for penny stocks, the compensation payable to the broker-dealer and its salesperson in the transaction, and the monthly account statements showing the market value of each penny stock held in a customer's account.

Accordingly, the market liquidity of the Company's common stock and the ability of any present and prospective stockholder-investors to sell their securities in the secondary market is limited due to the above penny stock regulations and the associated broker-dealer requirements.

Item 2. Description of Property

The Company's principal office is located in Van Nuys, California. The Company shares this address, with its approximately 21,000 square feet of office space, at no charge to the Company with its affiliate Family Products, LLC ("FPLLC"). The Company estimates that it uses approximately 300 square feet of office space at this facility, with the estimated monthly rent value being approximately $767, which the Company does not deem as material. Doug Gravink and Gary Hewitt, Directors and CEO and President respectively of the Company jointly own FPLLC. FPLLC leases this space from 7030 Hayvenhurst, LLC ("7030"), under a five-year lease, which expires in 2008. 7030 is owned by HG. Investments, LLC ("HGI"). HGI is affiliated with the Company through common ownership. Doug Gravink and Gary Hewitt own 100% interest of HGI.

The Company also operates a satellite office in American Fork, Utah, a processing and acquisition facility in Alameda, California, and a sales office in Phoenix, Arizona. Space at the sales office is jointly leased with Mentoring of America, LLC ("Mentoring"), an affiliated company through common ownership. Mentoring is jointly owned by Doug Gravink and Gary Hewitt, Directors and CEO and President respectively of the Company. The lease term is thirty-two months and expires in 2008. The Company pays a pro rata share of the lease payments based upon the percentage of space it occupies. Mentoring, at its discretion, can instruct the Company not to remit cash payment for the monthly rent and instead apply the monthly rent fee to any outstanding inter-company balance between the companies. During fiscal year 2005, the Company recorded monthly rent fees totaling $12,570, which included June 2005 through December 2005. Rent expense totaled $22,226 for the twelve months ended December 31, 2006. The Company does not pay rent at either the American Fork or Alameda offices. The American Fork space is shared with Mentoring, with estimated usage of approximately 200 square feet and an estimated cost, if the Company were required to pay rent, of approximately $360/month, which amount the Company believes immaterial. The Alameda office space is provided by John Beck, with an estimated usage of approximately 200 square feet and an estimated cost, if the Company were required to pay rent, of approximately $200/month, which amount the Company believes immaterial. The Company recently entered into a lease for its own space in Alameda, commencing January 1, 2007. The term of this lease is twenty-five months with an annual base rent of $25,245 for the first twelve months, and $28,392 thereafter.

Investments in real estate or interests in real estate: The Company does not hold any investments in real estate or interests in real estate. The Company acquires real property for immediate resale only, and not for investment purposes. The Company purchases the properties for cash and does not operate or mortgage any of the properties with the sole exception of land in Pershing County, Nevada. This property is the only property in inventory for which the book value amounts to ten percent (10%) or more of the total assets of the Company and its consolidated subsidiary for the last fiscal year. The details of the mortgage on this property are set forth in Note 5 of the Notes to the audited Consolidated Financial Statements for Landbank Group, Inc. and Subsidiary. Acquired properties are recorded at cost and treated as inventory until sold. Properties appear in inventory as lots or bulk tracts depending upon the stage of development. Set forth below are the inventories (rounded to the nearest dollar) as of December 31, 2005, and December 31, 2006:

Period Ended	Inventory	Inventory Value

Year Ended 12/31/05	Individual Lots	$1,137,625
(audited)	Bulk Tracts	1,298,853
		$2,436,478

Period Ended 12/31/06	Individual Lots	$2,047,541
(audited)	Bulk Tracts	1,189,722
		$3,237,263

The following is a summary of our inventories by geographic region and value as of December 31, 2006:

	Actively Marketed	Being Prepared for Marketing	Total
Arizona	$29,614	$-	$29,614
Colorado	314,128	-	314,128
Florida	19,600	-	19,600
Mexico	-	298,348	298,348
Michigan	15,919	-	15,919
Nevada	-	855,476	855,476
New Mexico	60,285	-	60,285
Oklahoma	21,917	-	21,917
Pennsylvania	359,512	32,748	392,260
Texas	1,226,566	3,150	1,229,716
Total	$2,047,541	$1,189,722	$3,237,263

Investment in real estate mortgages: The Company does not invest in real estate mortgages.

Securities of or interests in persons primarily engaged in real estate activities: The Company does not have any investments in securities or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

From time to time, we may be involved in various claims, lawsuits or disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of our business. However, we are not currently involved in any litigation which we believe could have a materially adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

The stockholders of the Company approved matters by written consent on the following dates in the fourth quarter of 2006: November 9, 2006.

(1) Pursuant to the action by written consent on November 9, 2006, the stockholders approved the 2006 Stock Incentive Plan.

The adoption of the 2006 Stock Incentive Plan was approved as follows:

Votes For	Votes Against	Abstentions
8,404,682	None	None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

The Company’s shares are presently listed for trading with the trading symbol “LBAN” in the “Other” Over-the-Counter or “Gray Market” wherein trades are reported by a broker-dealer to its Self-Regulatory Organization (“SRO”) which distributes the trade data to market data vendors and financial websites. Since bids and offers are not collected in a central location, market transparency and best execution are more problematic. Pursuant to SEC Rule 15c2-11, a Form 211 has been filed by a Market Maker to actively publish quotes in the Company’s stock in the OTC Bulletin Board.

Based on information obtained from Bloomberg, L.P., the offer and bid quotations for the common stock for the quarter ended December 31, 2004, each quarter of the fiscal year ended December 31, 2005 and the quarters ended March 31, 2006 and June 30, 2006 are set forth in the table below:

Quarter Ended		Price Range(4)
		High($)	Low($)
Quarter ended 12/31/04	(1) (2)	$ 65.00	$ 11.00

Quarter ended 3/31/05	(3)	$ 13.00	$ 4.00
Quarter ended 6/30/05	(3)	$ 5.50	$ 1.20
Quarter ended 9/30/05	(3)	$ 4.00	$ 0.50
Quarter ended 12/31/05	(3)	$ 1.50	$ 0.50

Quarter ended 03/31/06	(3)	$ 23.00	$ 0.50
Quarter ended 06/30/06	(3)	$ 1.40	$ 0.20

(1) Quotation information is not available prior to 12/09/04.
(2) Quotes obtained under the symbol “LBKG”
(3) Quotes obtained under the symbol “LBAN”
(4) All prices reflect a 1-to-10 reverse stock split effected on June 30, 2006.

Currently, there are no broker-dealers making an active market in the Company’s common stock. The last reported trade occurred on February 20, 2007 at an execution price of $0.02 per share, with the closing price remaining unchanged at $0.02 per share as of March 20, 2007. Since July 1, 2006, the stock has traded in the “Other OTC” or “Gray Market”. Accordingly, there are no closing bid and ask prices for the common stock subsequent to June 30, 2006.

Holders

As of December 31, 2006, there were 18 registered holders of record of the Company’s Common Stock.

Dividends

The Company has not paid any cash dividends to date, and it has no intention of paying any cash dividends on its common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of the Company’s Board of Directors and to certain limitations imposed under the California Statutes. The timing, amount and form of dividends, if any, will depend upon, among other things, the Company’s results of operation, financial condition, cash requirements, and other factors deemed relevant by the Board of Directors.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this Form 10-KSB filing. In addition to the historical financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this registration statement.

Overview

The Company acquired Landbank, LLC and its real property operations in January 2006. Concurrent with this acquisition, there was also a change in management and principal ownership of the Company. Prior to its acquisition of Landbank, LLC, the Company was engaged, through its former operating subsidiary, iSNG, in the development of computer network storage solutions. From 1999 through November 2004, the Company was dormant, with no operations. It was only during the period from November 2004 to December 2005 that the Company, as iStorage Networks, Inc., was operational. Landbank, LLC had only a limited operating history prior to being acquired by the Company, commencing operations in the second quarter of 2005 and had no operations, assets or liabilities as of December 31, 2004.

Since January 2006, the Company has been engaged solely in the business of acquiring parcels of land in bulk, primarily through the real property tax lien foreclosure process, and then reselling the land as individual parcels. The Company’s business is asset intensive. Since the business is predicated on identifying, repackaging, and selling properties, long-term investment decisions do not play a significant role. Interest rate trends do not necessarily impact the Company’s business; as such rates tend to produce a canceling effect in terms of both the purchase and the resale prices.

We currently have operations in ten states, and have also acquired properties in Mexico. We are not dependent on any single customer and no customer represents over 10% of our total revenues.

The objective of the Company is to achieve and sustain a manageable growth rate that will enable it to become a market leader in its field. Management believes that this objective can be achieved by expanding the Company’s “direct to consumer” marketing efforts, developing networking responsiveness to assess buyer satisfaction, and dedicating additional resources to acquisition efforts. To date, marketing efforts have confirmed that customers who buy have a recurring need to buy for investment and/or resale purposes. Consequently, each customer represents the potential for multiple sales. The fact that the Company operates in several geographical regions tends to mitigate any seasonal or regional factors that might impact its business operations.

The Company finances its operations by loans from affiliated companies and revenues generated from operations. From the commencement of operations in the second quarter of 2005 through December 31 2006, the Company has net borrowings from its affiliates, including accrued interest of $2,640,875 and net revenues totaling $5,820,579, of which $1,571,211 was gross profit, which is defined as revenue less the cost of the land, processing fees, merchant fees, dues and taxes, and royalties. We derive revenue solely from the sale of the properties we acquire.

We incur the following costs of revenue:

Operating Expenses

Sales and Marketing Expenses. Our sales and marketing expenses, excluding royalty agreements, consist primarily of personnel costs for our sales and marketing staff, in addition to commissions, travel and lodging, marketing programs, and allocated facilities, and other related overhead. We pay commissions as we recognize revenue and collect receivables.

Acquisition Team. We have a team of six acquisition specialists responsible for identifying and acquiring suitable properties. Expenses consist primarily of personnel costs for team members, in addition to commissions, travel and lodging, and other related overhead. We pay commissions only upon completion of the purchase transaction, including transfer of the deed. Due to the hiring of additional acquisition specialists in February 2006, expenses in this category increased significantly during fiscal year 2006.

General and Administrative Expenses. Our general and administrative expenses consist of personnel costs for executives, finance/accounting, and human resources as well as costs relating to travel and lodging, accounting/audit services, legal, and other professional services.

Acquisition Costs. We have acquired all of our properties to date, with the exception of certain parcels in Nevada, for cash. The average cost of properties that we acquire varies depending on the size, location and other specific characteristics of each property.

Income Taxes. Our income tax expense includes the tax obligations for the multiple tax jurisdictions in which we operate. The income tax expense is affected by the profitability of our operations in the jurisdictions in which we operate, the applicable tax rate for these jurisdictions, and our tax policies. We make significant estimates in determining our consolidated income tax expense. If our actual amounts differ from these estimates, our provision for income taxes could be materially impacted.

Royalty payments. We derive a significant number of customers from databases developed by certain of our affiliates. Pursuant to royalty agreements, we pay a royalty to these affiliates equal to 35% of gross profits (less acquisition costs) earned by us on any cash sale of a property to a customer referred to us under these royalty agreements. Our ability to draw on these customer databases significantly reduces our direct sales and marketing expenses.

In the future, the Company intends to continue to make use of its affiliate databases, but also hopes to develop other distribution methods, particularly where the Company acquires a significant number of lots in one area. The Company intends to continue to expand into new states for the purchase of suitable properties.

Operating Results

Provided below is a discussion of the financial condition and results of operations relating to the Company’s current operations, which commenced in January 2006 with the Company’s acquisition of Landbank, LLC. Since that time the Company has had no other operations. Therefore, the financial results for the year ended December 31, 2005 only represents the results of operations of Landbank, LLC. We have not included any discussion of the results of the Company’s former operations, as we do not believe such discussion would be meaningful.

The year ended December 31, 2006 compared to year ended December 31, 2005.

For purposes of meaningful discussion, the consolidated financial results for the twelve-month period ended December 31, 2006 have been compared with the results of operations for Landbank, LLC for the same period in 2005. Note that significant changes are primarily a result of the fact that Landbank, LLC did not commence operations until the second quarter of 2005, and had only limited operations during 2005.

Net revenue for fiscal year 2006 was $4,556,266, an increase of $3,291,953 (260.4%) from the $1,264,313 for fiscal year 2005. The significant increase in net revenues, on a year-to-year basis, is primarily due to the Company’s limited business operations during fiscal year 2005. As noted above, the Company commenced operations during the second quarter of fiscal year 2005 but generated revenue during the entire twelve-months of fiscal year 2006. The Company sold 2,644 properties during fiscal year 2006, as compared to 768 properties for all of fiscal year 2005. In addition, the average selling prices increased in 2006 as compared to 2005. The average selling price of the properties sold during fiscal year 2006 was approximately $1,723, an increase of $77 (4.7%) per parcel as compared to the average per lot selling price of approximately $1,646 during fiscal year 2005.

The following table details the number of properties sold, the state in which the properties sold were located, and the net revenue generated by the properties sold for the years ended December 31, 2006 and 2005:

	FY 2006		FY 2005
	Properties Sold	Revenue (000s)	Properties Sold	Revenue (000s)
Texas	1,588	$2,059.5	701	$1,174.5
Oklahoma	464	646.1	67	89.8
Pennsylvania	504	1,211.3	-	-
New Mexico	53	217.0	-	-
Florida	23	183.2	-	-
Colorado	12	239.2	-	-
	2,644	$4,556.3	768	$1,264.3

As the above table shows, the Company made significant progress in diversifying its mix of properties sold during fiscal year 2006, as it sold properties that were located in six different states. During fiscal year 2005, the Company sold properties that were located in only two different states, with approximately 91% of the properties sold being located in just one state (Texas). The continued diversification of the Company’s mix of properties sold is an important aspect of its business strategy, as a diversified portfolio of properties to sell may allow the Company to significantly increase both sales volume and net revenues while minimizing the risk of flooding a particular market with properties and adversely affecting our customers ability to resell their property at a profit.
Cost of goods sold during fiscal year 2006 was $3,315,400, which represents an increase of $2,381,432 (254.9%) over the $933,968 during fiscal year 2005. Cost of goods sold includes land costs, processing fees (deeding fees and transaction fees), merchant fees, dues and taxes (property owner’s fees and property taxes), sales commissions (5% of gross sale amount), and royalties paid to an affiliate for sales resulting from leads generated from their customer database (35% of gross profits on the sale of properties relating to leads provided from their database - see note 11 in the accompanying notes to the financial statements). For the fiscal year ended December 31, 2006, the significant increase in cost of goods sold, as compared on a year-to-year basis, is due primarily to the fact that the Company had limited operations during fiscal year 2005. The Company sold 2,644 properties during fiscal year 2006 as compared to only 768 properties for all of fiscal year 2005. Land costs, which represent the single largest direct cost, totaled $2,099,652 during fiscal year 2006, or approximately $794 per property sold. During fiscal year 2005, land costs were $640,529, or approximately $834 per property sold. Royalties paid to an affiliate, which is the Company’s second largest direct cost, totaled $668,159 during fiscal year 2006, an increase of $490,262 from the $177,897 incurred during fiscal year 2005. As a percentage of net revenue, royalties paid to an affiliate were 14.7% during fiscal year 2006, a slight increase from the 14.1% during fiscal year 2005. The Company’s other direct costs are detailed in the table below.

The following table summarizes cost of goods sold for the years ended December 31, 2006 and 2005:

	FY 2006		FY 2005
	Total $ (000s)	As % of Net Revenue	Total $ (000s)	As % of Net Revenue
Cost of goods sold:
Land costs	$2,099.6	46.1%	$640.5	50.7%
Royalties to affiliate	668.1	14.7%	177.9	14.1%
Merchant fees	112.3	2.5%	24.9	2.0%
Processing fees	210.2	4.6%	40.3	3.2%
Commissions	189.4	4.2%	41.6	3.3%
Dues and Taxes	35.8	0.6%	8.7	0.6%
	$3,315.4	72.7%	$933.9	73.9%

Cost of goods sold for fiscal year 2006, as measured as a percentage of net revenue, decreased by approximately 1.5% as compared to fiscal year 2005, with the decrease due primarily to the reduction in land costs, as measured as a percentage of net revenue. Fiscal year 2006 land costs, as measured as a percentage of net revenue, decreased by approximately 9.1% as compared to land costs in fiscal year 2005, indicating an increase in the average mark-up that the Company was able to achieve on its properties. Both processing fees and sales commissions increased during fiscal year 2006, with the rise in sales commissions indicating that a slightly higher percentage of the properties sold were by commissioned sales people. The increase in processing fees is the result of higher transaction fees charged by outside agencies that process the property deeds and related paperwork. Dues and taxes were basically unchanged on a year-to-year basis, while royalties paid to an affiliate increased slightly as a result of the improved gross margin achieved by the Company in fiscal year 2006, which resulted in a slightly higher percentage of gross profit being paid to the affiliate.

Gross profit for fiscal year 2006 was $1,240,866, an increase of $910,521 (275.6%) as compared to the $330,345 for fiscal year 2005. As a percentage of net revenue, gross profit for fiscal year 2006 was 27.2%, as compared to 26.1% for fiscal year 2005. As previously stated, the significant increase in gross profit (as measured in dollars), on an annual basis, is due to the Company’s limited operations during fiscal year 2005.

Operating expenses for fiscal year 2006 were $1,878,623, which represents an increase of $1,696,203 from the $182,420 that was incurred during fiscal year 2005. Fiscal year 2006 operating expenses included a one-time, non-cash charge of $374,667 in relation to the issuance of 624,445 shares of the Company’s common stock to consultants (see notes 11 & 13 of the accompanying notes to the financial statements). Excluding this non-recurring charge, operating expenses for fiscal year 2006 would have only been $1,503,956, which represents an increase of $1,321,536 from the $182,420 incurred during fiscal year 2005. The $1,321,536 increase in operating expenses primarily consists of a $581,467 increase in salaries and related expenses, a $196,687 increase in legal fees, a $159,723 increase in investor relation expenses, a $116,155 increase in professional fees to a related party, a $44,700 increase in accounting/audit fees, an $80,699 increase in travel expenses, and a $68,000 inventory impairment charge (see note 6 of the accompanying notes to the financial statements).

Salaries and related expenses increased due to an increase in headcount, with the Company going from four (4) employees as of December 31, 2005 to fifteen (15) as of December 31, 2006 and the amortization of $25,934 in option related compensation to Directors of the Company (see note 14 of the accompanying notes to the financial statements). The Company’s personnel consists of two (2) accounting/finance employees, six (6) land acquisition specialists, two (2) customer support employees, and five (5) sales people. Neither the Company’s Chief Executive Officer nor its President was paid a salary during fiscal years 2005 and 2006. Legal fees increased primarily due to fees incurred in relation to (1) the Company’s acquisition of Landbank, LLC, (2) its Form 10-SB filing with the SEC, (3) a proposed private placement of the Company’s stock, and (4) the preparation/review of the Company’s required filings as a public company. The increase in investor relation expenses was the direct result of the Company’s reverse merger that was completed in January 2006. Prior to the reverse merger, the Company’s operating subsidiary, Landbank, LLC, was a private entity whose stock was not traded on any exchange, and, therefore, did not require, nor incur, any investor relations or public reporting expenses. Investor relations expenses incurred during fiscal year 2006 resulted from the Company’s agreement with Aurelius Consulting Group, Inc./RedChip Companies (see note 13 of the accompanying notes to the financial statements) and transfer agent fees incurred as a result of the Company’s 1 for 10 reverse stock split in June 2006. The $126,805 of professional fees to a related party were fees paid to an accounting firm owned by Ray Gaytan (see note 11 of the accompanying notes to the financial statements), a Director of the Company. Mr. Gaytan’s firm provided tax, accounting, and other professional fees to the Company during fiscal year 2006 and served a critical role in managing/reviewing the Company’s financial affairs after the death of the Company’s former Chief Financial Officer in February 2006. Audit fees increased due to the fact that fiscal year 2005 was the first year of operations for the Company’s operating subsidiary, Landbank, LLC, and, therefore, the first time there were financial results to audit. The Company did not accrue any accounting/audit expenses during fiscal year 2005 but it did begin accruing audit expenses during fiscal year 2006. Travel expenses increased as a result of the increase in the amount of properties purchased during fiscal year 2006, which required the Company’s land acquisition specialists to travel the country to inspect properties and participate in tax liquidation sales.

The following table details operating expenses for the years ended December 31, 2006 and 2005:

	FY 2006	FY 2005
	(000s)	(000s)
Salaries and related taxes	$617.9	$36.4
Legal fees	220.7	24.0
Investor relations expenses	159.7	-
Professional fees - related party	126.8	-
Professional fees	81.4	95.4
Accounting/audit expenses	44.7	-
Travel	127.0	46.0
Office rent - related party	22.2	12.6
Stock issued to consultants	374.7	-
Inventory impairment	68.0	-
Other	35.5	(32.0)
	$1,878.6	$182.4

The Company incurred a one-time charge of $140,000 during fiscal year 2006 relating to its acquisition of LandBank, LLC. This non-recurring charge represents a cash payment made by Landbank, LLC per the terms of the acquisition agreement (see note 2 of the accompanying notes to the financial statements). The another significant non-recurring charge was in the amount of $235,000 payable to Piping Partners Holdings, LLC for their services relating to both the Company’s acquisition of Landbank, LLC (see note 13 of the accompanying notes to the financial statements) and the filing of the Company’s Form 10SB with the Securities and Exchange Commission.

Interest expense for fiscal year 2006 totaled $184,121, an increase of $124,569 as compared to interest expense of $59,552 for fiscal year 2005. Related party interest for fiscal year 2006 totaled $129,986, an increase of $89,552 over the $40,434 of related party interest expense for fiscal year 2005. The significant increase in related party interest expense, on a year-to-year basis, is the result of (1) the Company’s limited operations, which resulted in related party interest charges for only seven (7) months of 2005 versus twelve (12) months in fiscal year 2006, and (2) the Company borrowed an additional $859,677 from its affiliates during fiscal year 2006 that was subject to interest charges. Interest expense on the loan for the Pershing County, Nevada properties totaled $54,135 in fiscal year 2006, an increase of $35,017 from the $19,118 in fiscal year 2005.

The increase in annual interest expense on the bank loan is due entirely to the fact that the Company had twelve months of interest charges in fiscal year 2006 as compared to only four months of charges in fiscal year 2005.

The net loss for fiscal year 2006 totaled $1,199,070, which represents a decrease of $1,281,443 as compared to the net income of $82,373 for fiscal year 2005. The significant decrease in net income, on a year-to-year basis, is the result of several factors, such as the increase in salaries and related expenses of $581,467 caused by an increase in headcount from four (4) employees as of December 31, 2005 to fifteen (15) as of December 31, 2006, the $140,000 non-recurring charge for the Landbank, LLC acquisition, the $374,667 non-recurring, non-cash charge for common stock issued to consultants for services provided, the $235,000 non-recurring charge for services provided by Piping Partners Holdings, LLC, the $196,687 increase in legal fees, most of which is attributable to the Company’s acquisition of Landbank, LLC and its subsequent filing requirements as a public company, the $159,723 in investor relations expenses, the $68,000 inventory impairment charge, and the $160,855 in related party professional fees and accounting/audit expenses. The Company’s limited operations during fiscal year 2005 contributed to its significantly lower costs, on a year-to-year basis, as compared to fiscal year 2006. Another critical factor driving the increase in expenses during fiscal year 2006 was the Company’s status as a public company, which resulted in the Company incurring charges (investor relations, audit expenses, legal fees relating to securities/public company issues) that were non-existent in fiscal year 2005.

Excluding the non-recurring charges mentioned above, the net loss for fiscal year 2006 would have been as follows:

FY 2006 net loss	$1,199,070
Less stock issued for services (non-cash)	(374,667)
Less fees to Piping Partners Holdings, LLC	(235,000)
Less merger-related fees	(140,000)
Adjusted FY 2006 net loss	$449,403

The adjusted net loss of $449,403 represents an average monthly net loss of approximately $37,500, which the Company believes is a result of the sales volume not having increased at the same rate as the increase in costs associated with the Company’s expanded infrastructure. The Company believes that its current infrastructure can support a sales volume significantly higher than its current sales volume with minimal, if any, increase in monthly expenses.

Assets and Liabilities

As stated above under “Operating Results,” for meaningful comparison purposes, the assets and liabilities of the Company as of December 31, 2006 based on its consolidated financial statements for the twelve-month period then-ended, have been compared with the assets and liabilities as of December 31, 2005 as set forth in the 2005 audited financial statements for its operating subsidiary, Landbank, LLC, as opposed to the assets and liabilities of the Company’s former operations.

The Company had a cash balance of $265,970 as of December 31, 2006, a decrease of $365,455 from the $631,425 on hand as of December 31, 2005. Cash used by operating activities was $1,623,661, with the Company’s net loss of $1,199,070 representing the majority of the usage. Non-cash expenses included in the net loss totaled $468,601 and were in relation to shares issued for professional/consulting services, options granted to certain Directors of the Company, and the $68,000 inventory impairment charge (see notes 6, 11, 13, and 14 of the accompanying notes to the financial statements). Excluding the non-cash charges, the Company’s net loss represented $730,469 of the total amount of cash used by the Company’s operating activities. Inventory purchases $868,787, the reduction in deferred income $538,700, the elimination of the reserve for returns $26,148, and the increase in other receivables $8,542 accounted for the remaining $1,442,177 of the usage and were partially offset by an increase in accounts payable and accrued expenses $438,533 and a reduction in prepaid expenses $110,452. Cash provided by financing activities totaled $1,258,206 and consisted of net borrowings from affiliated companies in the amount of $1,318,034 less the $59,828 in principal payments made on the bank loan. Netting the cash used by operations, which totaled $1,623,661, with the proceeds from financing activities, which totaled $1,258,206, results in net cash used of $365,455.

Inventory was $3,237,263 as of December 31 2006, an increase of $800,785 (net of the inventory impairment charge) from the $2,436,478 that was held as of December 31, 2005. The Company purchased significant new holdings in Pennsylvania, Texas, Florida, Arizona, New Mexico, and Colorado during fiscal year 2006. The following table details the Company’s inventory holdings, as of December 31, 2006, by the state in which the properties are located:

	Actively Marketed	Being Prepared for Marketing	Total
Arizona	$29,614	$-	$29,614
Colorado	314,128	-	314,128
Florida	19,600	-	19,600
Mexico	-	298,348	298,348
Michigan	15,919	-	15,919
Nevada	-	855,476	855,476
New Mexico	60,285	-	60,285
Oklahoma	21,917	-	21,917
Pennsylvania	359,512	32,748	392,260
Texas	1,226,566	3,150	1,229,716
Total	$2,047,541	$1,189,722	$3,237,263

“Actively Marketed” properties are properties that are ready for immediate resale, while properties “Being Prepared for Marketing” are properties that are not currently ready to be sold due to any number of reasons, such as, but not limited to, zoning issues and title issues. In regard to the properties listed above that are categorized as “Being Prepared for Marketing”, the property in Mexico is awaiting final deeding from the previous owner to the Company. The deeding process in Mexico has proven to be a slow and tedious affair, and, based on this particular experience, the Company will carefully evaluate any future purchases of property in Mexico. The Nevada property, which is also categorized as “Being Prepared for Marketing”, has been delayed from being actively marketed as the Company awaits approval to subdivide the properties into smaller parcels. This property was originally purchased in fiscal year 2005 and is the only property that the Company has not purchased for cash in full; this property is financed by a bank loan (see note 5 of the accompanying notes to the financial statements). The remaining properties that are categorized as “Being Prepared for Marketing”, which are located in Pennsylvania and Texas, were purchased late in fiscal year 2006 and are in the process of being deeded to the Company. Based on the Company’s operating results, and sales volume, for fiscal year 2006, the $2,047,541 of properties that are ready for immediate resale equates to approximately a one year supply of inventory.
The Company recorded a $68,000 charge for inventory impairment as of December 31, 2006 in relation to its quarterly review of its inventory holdings (the inventory totals listed above are net of the impairment charge). The Company performs quarterly reviews of its inventory holdings (see note 1 of the accompanying notes to the financial statements) in an attempt to ensure that the carrying, or recorded, cost of the inventory is not greater than its estimated fair market value (“FMV”). In performing its most recent review, the Company identified several properties within its Montgomery County, Texas holdings that, based on our review, had become impaired. The Company wrote down the value of these properties to their current estimated FMV, thereby incurring a $68,000 charge for inventory impairment.

As previously mentioned, the Company is aggressively pursuing strategies to diversify its real estate holdings. The Company believes that a broad, diversified inventory of properties may provide more buying options to our customer base while also attracting new customers who may not have previously purchased property from the Company because the Company did not offer the type of property that these individuals were interested in buying. Also, the Company believes that a diversified inventory portfolio may allow it to significantly increase both sales volume and net revenue while minimizing the potential to flood a particular market, or geographical region, with properties, and, in the process, depress property values and adversely impact the ability of our customers to resell their property at a profit.

Prepaid expenses totaled $214,175 as of December 31, 2006, a decrease of $110,452 (34.0%) from the $324,627 as of December 31, 2005. The decrease in prepaid assets is due entirely to the decrease in prepaid expenses related to the Company’s deferred revenue. The Company follows FASB 66 - Accounting for Sales of Real Estate (see note 1 of the accompanying notes to the financial statements), and due to the Company’s 60-day refund policy, all sales transactions, and their related direct expenses, are not recognized until after the expiration of the buyer’s 60-day rescission period. Therefore, the Company records these direct expenses, which include royalties paid to an affiliate, sales commissions, merchant fees, and processing fees, as prepaid expenses until the 60-day buyer’s rescission period has expired. Prepaid rent represents the first, and last, months rent on the Company’s new office in Alameda, California, and prepaid insurance relates to both the Company’s general liability and directors & officers insurance policies and are expensed over the one-year term of the policies. The following table details prepaid expenses as of December 31, 2006 and 2005:

	As of 12/31/06	As of 12/31/05
Rent	$4,663	$-
Insurance	13,417	-
Merchant fees	18,730	26,304
Sales commissions	31,530	43,841
Royalties to an affiliate	107,227	202,882
Processing fees	38,608	51,600
	$214,175	$324,627

Current liabilities totaled $3,968,360 as of December 31, 2006, an increase of $1,000,726, or 33.7%, from the $2,967,634 as of December 31, 2005. The following table details current liabilities as of December 31, 2006 and 2005:

	As of 12/31/06	As of 12/31/05
Accounts payable	$163,175	$32,187
Accrued expenses	330,448	22,905
Due to related parties	2,640,875	1,493,288
Reserve for returns	-	26,148
Current portion - bank loan	39,195	59,739
Deferred revenue	794,667	1,333,367
	$3,968,360	$2,967,634

Accounts payable consist of normal expenses incurred during the course of business, and the Company’s payables are current with regard to vendor terms. The increase in accounts payable is due to the significant increase in the Company’s business operations, as the Company has grown significantly since December 2005. Three vendors accounted for approximately $140,000 of the accounts payable balance, with approximately $20,000 owed to the Company’s legal counsel and $120,000 owed to two Property Owners Associations for dues on properties owned by the Company as of December 31, 2006. Accrued expenses consisted of $195,000 owed to Piping Partners Holdings, LLC (see note 13 of the accompanying notes to the financial statements), $51,448 of accrued payroll and related expenses, and shares to be issued in the amount of $84,000 in relation to services provided by Aurelius Consulting Group, Inc./RedChip Companies (see notes 10 and 13 of the accompanying notes to the financial statements). The Company owed related parties $2,640,875 as of December 31, 2006, which consisted of $1,986,069 borrowed from affiliated companies (see note 3 of the accompanying notes to the financial statements), accrued interest of $170,420 related to the funds borrowed from affiliated companies, accounting/professional fees totaling $36,009 owed to Gaytan, Baumblatt, and Leevan, a firm owned by a Director of the Company, and royalties owed to an affiliated company in the amount of $448,377 (see note 11 of the accompanying notes to the financial statements). The $39,195 is the current portion of a bank loan for the Nevada properties (see note 5 of the accompanying financial statements), while the deferred revenue relates to sales that have occurred as of December 31, 2006, but whose revenue has not been recognized as of December 31, 2006 in compliance with FASB 66 - Accounting for Sales of Real Estate (see note 1 of the accompanying notes to the financial statements). Deferred revenue decreased due to fewer property sales in the months of November and December 2006 as compared to the same period in fiscal year 2005.

As of December 31, 2006, the Company owed $512,881 to a third party who financed the Company’s purchase of properties in Pershing County, Nevada, of which $39,195 is classified as a current liability and $473,686 as a long-term liability. The properties were purchased in August 2005, and the amount owed as of December 31, 2005 was $572,709. The Company is required to make monthly payments of principal and interest, with total principal payments of $59,828 and interest payments of $54,135 having been made by the Company during fiscal year 2006. As of December 31, 2006, the Company was current with payments due on this loan.

Liquidity and Capital Resources

To date, the Company has funded the cost of the acquisition of new properties primarily from net revenues received from sales of properties in inventory and from funds borrowed from affiliates. The Company has not incurred any debt in order to finance its operations, with the exception of amounts due to affiliates and mortgages taken out for 19 sections of land acquired in Pershing County, Nevada in 2005 (see note 5 of the accompanying financial statements). These mortgages bear interest at 10% per annum and mature September 1, 2015. The Company anticipates selling these properties by December 31, 2007 and repaying these mortgages in full.

While the Company believes that it can achieve its current objectives without raising additional capital, additional capital would allow the Company to benefit from economies of scale in the real estate market and to shorten the lead-time required to acquire new properties. Additional capital would also allow the Company to acquire a more diversified portfolio of properties that the Company believes would allow it to significantly increase both sales volume and net revenue while minimizing the potential to flood a particular market, or geographical region, with properties, and, in the process, depress property values and adversely impact the ability of our customers to resell their property at a profit. Toward that end, the Company has engaged consultants to advise it with respect to raising capital in the public and/or the private marketplaces in the short and medium term. The Company believes, however, that based upon current plans, it will be able to fund its current operations from existing cash flows from operations for the next 12 months without raising any additional capital. To the extent that our cash flow from operations is insufficient to fund our future activities, we may need to raise additional funds through equity or debt financing. There can be no assurance that such financings can be obtained on favorable terms, if at all.

Since the Company had revenues in both fiscal years 2006 and 2005, the Company plans to continue its current model, namely, an emphasis on carefully selecting properties to acquire for resale while at the same time broadening its customer/resale base. The Company has no plans to make any significant changes in the number of its employees, although we do anticipate possibly increasing the number of acquisition specialists as we expand into new states.

The Company has no material commitments for capital expenditures as the Company lets marketplace conditions serve as its guide in terms of acquisition exposure. There are no significant elements of income or loss arising from anything other than the Company’s continuing operations.

Critical Accounting Estimates

The Company's consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles, which require the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company's estimates are based on the facts and circumstances available at the time; different reasonable estimates could have been used in the current period, and changes in the accounting estimates used are likely to occur from period to period, which may have a material impact on the presentation of the Company's financial condition and results of operations. Actual results reported by the Company may differ from such estimates. The Company reviews these estimates periodically and reflects the effect of revisions in the period that they are determined. Note 1 of the Notes to our Consolidated Financial Statements includes a summary of the accounting policies and methods used in the preparation of our consolidated accounts. Set forth below is a brief discussion of what the Company believes to be the more critical judgment areas in the application of the Company's accounting policies.

Impairment of Inventory

The Company's inventory consists of land parcels that are purchased for resale purposes, and, except for special circumstances, do not normally remain in inventory for a prolonged period of time. The Company records its inventory at the lower of cost or fair market value at the relevant balance sheet date. The Company reviews its inventory on a quarterly basis in an attempt to (1) identify "problem" properties that may become impaired (difficult or impossible to sell), and (2) identify the financial impact, or impairment, to the recorded cost, or carrying value, of these properties. The Company attempts to measure impairment on an item-by-item basis, but due to practical limitations, the Company also measures impairment for a group of similar/related properties. The Company considers properties to be similar/related if they are from the same subdivision and/or geographic region. For the purpose of this discussion, the term "property" refers to a specific property or a group of similar/related properties.

The Company recognizes inventory impairment at the time it's incurred, which is at the conclusion of the aforementioned quarterly reviews. Impairment charges, or write-downs to the recorded value of a property, occur when the estimated fair market value (FMV) of a property falls below the recorded, or carrying cost, of the associated property. The estimated FMV of a property is based on the conditions that exist at the relevant balance sheet date, with consideration being given to events after the relevant balance sheet date to the extent that they confirm conditions existing at or before the relevant balance sheet date. The Company's quarterly inventory impairment reviews require the exercise of judgment and take into consideration all relevant information available to the Company at the time the review is conducted. This periodic comparison of comparable information determines if the value of our properties has become impaired.

In attempting to identify impaired properties, the Company begins by analyzing recent trends in selling prices (EBay, Bid4Assets, real estate agent listings, and the Company's sales records) to establish the estimated fair market value (FMV) of a property and then compares the estimated FMV to the recorded value of the property to ensure that the estimated FMV has not fallen below the recorded value. Should it be determined that the estimated FMV is less than the recorded value, the Company records the appropriate impairment charge at that time, as it writes down the value of the property to it's estimated FMV, which does not include any profit/markup.

The Company also reviews its properties to identify problems/issues that may reduce a property's value, such as, but not limited to, zoning issues, right of way issues, and failed perc tests. Any of these problems, and similar problems not previously mentioned, can have an adverse affect on the estimated FMV of a property and necessitate a write-down of the recorded value of said property. Should it be determined that such "problem" properties exist, the Company records the appropriate impairment charge at that time, as it writes down the value of the property to it's estimated FMV, which, as previously mentioned, does not include any profit/markup.

The Company's return rates (the number of similar properties sold by the Company that have been returned to the Company by the buyer) are also reviewed in an effort to gauge the favorability, or salability, of its properties. The purpose of this review is to attempt to determine if certain properties are (1) not in favor with our Customer base, (2) overpriced, (3) saturated for that particular market, or (4) problem properties for some reason unknown to the Company. Should it be determined that certain properties are experiencing abnormally high return rates and may be difficult to sell at an estimated FMV above their recorded cost, the Company will record the appropriate impairment charge at that time, as it writes down the value of the property to its estimated FMV.

The Company's impairment analysis is predicated on establishing an accurate estimate of a property's FMV. This estimate of FMV is based on the analysis of known trends, demands, commitments, events and uncertainties. As previously stated, the Company reviews all relevant information at its disposal at the time its impairment analysis is being performed, and uses that data to assess what impairment charges, if any, have been incurred. However, estimated FMV can be difficult to establish and is contingent on market conditions, such as, but not limited to, supply and demand, local and national economic factors, and interest rates. Any change in these market conditions, and similar conditions not previously mentioned, could have a material impact on estimated FMV, and, therefore, future inventory impairment charges incurred by the Company. Since there is not always a readily available source for land values, the weight of all measures, as described above, are considered by management in its impairment analysis.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-B.

Item 7. Financial Statements
LANDBANK GROUP, INC. AND SUBSIDIARY

Consolidated Financial Statements

For the Year Ended December 31, 2006

LANDBANK GROUP, INC. AND SUBSIDIARY

KABANI & COMPANY, INC.
Certified Public Accountants
 6033 West Century Blvd., Suite 810, Los Angeles, CA 90045

Phone (310) 694-3590
Fax (310) 410-0371
www.kabanico.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of LandBank Group, Inc. and subsidiary

We have audited the accompanying consolidated balance sheet of LandBank Group, Inc. as of December 31, 2006, and the related statements of operations, shareholders’ equity(Deficit), and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LandBank Group, Inc. as of December 31, 2006, and the results of its operations and cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The company has accumulated deficit of $1,116,697 at December 31, 2006 including a net loss of $1,199,070 during the year ended December 31, 2006. These factors as discussed in Note 12 to the financial statements, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
March 31, 2007

LandBank Group, Inc. and Subsidiary
Consolidated Balance Sheet
As of December 31, 2006

ASSETS

Current assets
Cash & cash equivalents	$265,970
Inventory - land parcels	3,237,263
Other receivable	8,542
Prepaid expenses	214,175

Total assets	$3,725,950

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$163,175
Accrued expenses	330,448
Due to related parties	2,640,875
Loan payable - current portion	39,195
Deferred income	794,667

Total current liabilities	3,968,360

Loan payable - non-current portion	473,686

Shareholders' deficit
Common stock, 100,000,000 shares authorized; $0.0001
par value; 9,835,331 issued and outstanding	984
Additional paid in capital	399,617
Accumulated deficit	(1,116,697)

Total shareholders' deficit	(716,096)

Total liabilities and shareholders' deficit	$3,725,950

The accompanying notes are an integral part of these consolidated financial statements.

Landbank Group Inc. and Subsidiary
Consolidated Statements of Operations
For The Years Ended December 31, 2006 and 2005

	2006	2005

Revenue, net	$4,556,266	$1,264,313

Cost of revenue
Direct selling expenses	2,647,241	756,071
Royalty to related party	668,159	177,897

Total cost of sales	3,315,400	933,968

Gross profit	1,240,866	330,345

Operating expenses
Rent, related party	22,226	12,570
Professional fees, related parties	126,805	10,650
Professional fees	433,167	-
Inventory impairment	68,000	-
Legal fees	220,693	24,006
Directors and officers compensation	83,049	-
General & administrative expenses	924,683	135,194

Total operating expenses	1,878,623	182,420

Income (loss) from operations	(637,757)	147,925

Other expenses
Merger-related costs	(140,000)	-
Professional fees	(235,000)
Interest expense - bank	(54,135)	(19,118)
Interest expense - related parties	(129,986)	(40,434)

Total other expenses	(559,121)	(59,552)

Income (loss) before income taxes	(1,196,878)	88,373

Provision for income taxes	2,192	6,000

Net income (loss)	$(1,199,070)	$82,373

Basic and diluted weighted average number
of common stock outstanding	9,627,872	8,200,000

Basic and diluted net income (loss) per share	$(0.12)	$0.01

Basic and diluted weighted average shares of common stock outstanding are the same because the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

LandBank Group, Inc. and Subsidiary
Consolidated Statements of Shareholders' Equity (Deficit)
As of December 31, 2006

			Additional	Retained
	Common Stock		Paid in	Earnings	Shareholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balance as of January 1, 2005	-	$-	$-	$-	$-

Shares issued per merger	8,200,000	820	(820)	-	-

Net income for the year ended December 31, 2005	-	-	-	82,373	82,373

Balance as of December 31, 2005	8,200,000	820	(820)	82,373	82,373

Recapitalization	1,005,200	101	(101)	-	-

Shares issued to consultants	624,445	62	374,605	-	374,667

Shares issued for rounding up for split	5,686	1	(1)	-	-

Amortization of options granted to Directors	-	-	25,934	-	25,934

Net loss for the year ended December 31, 2006	-	-	-	(1,199,070)	(1,199,070)

Balance as of December 31, 2006	9,835,331	$984	$399,617	$(1,116,697)	$(716,096)

The accompanying notes are an integral part of these consolidated financial statements.

LandBank Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(1,199,070)	$82,373
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Shares issued for service	374,667	-
Amortization of options granted to Directors	25,934	-
Inventory Impairment	68,000	-
Changes in current assets and liabilities:
(Increase) decrease in current assets
Inventory - land parcels	(868,787)	(2,436,478)
Other receivable	(8,542)	-
Prepaid expenses	110,452	(324,627)
Increase (decrease) in current liabilities
Accounts payable	130,990	32,187
Accrued expenses	307,543	22,905
Reserve for returns	(26,148)	26,148
Deferred income	(538,700)	1,333,367

Total adjustments	(424,591)	(1,346,498)

Net cash used in operating activities	(1,623,661)	(1,264,125)

Cash flows from financial activities
Due to related parties	1,318,034	1,322,841
Repayment of loans	(59,828)	572,709

Net cash provided by financial activities	1,258,206	1,895,550

Net change in cash and cash equivalents	(365,455)	631,425

Cash and cash equivalents - beginning balance	631,425	-

Cash and cash equivalents - ending balance	$265,970	$631,425

Supplemental disclosure of cash flows information:

Taxes paid	$8,192	$-

Interest paid	$54,135	$19,118

The accompanying notes are an integral part of these consolidated financial statements.

LANDBANK GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of business and significant accounting policies:

Nature of business:

Landbank Group, Inc., formerly known as iStorage Network, Inc. (“iStorage”), formerly known as Camryn Information Services, Inc, was incorporated under the laws of the State of Delaware on May 13, 1997.

On January 26, 2006, iStorage issued 8,200,000 shares of restricted stock (post-split) in exchange for all of the assets and liabilities of Landbank, LLC, a company organized in the State of California in December 2004, and $140,000 in cash. iStorage changed its name to Landbank Group, Inc. The former members of Landbank, LLC became approximately 90% owners of the Company.

The exchange of shares with Landbank, LLC was accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of Landbank, LLC obtained control of the consolidated entity (collectively, “the Company”). Accordingly, the merger of the two companies was recorded as a recapitalization of Landbank, LLC, where as Landbank, LLC was treated as the continuing entity. The historical results for the years ended December 31, 2006 include Landbank, LLC, and Landbank Group, Inc. (from the acquisition date) while the historical results for the years ended December 31, 2005 include only Landbank, LLC. The financial statements of the legal acquirer (the Company) are not significant; therefore, no pro forma financial information is being submitted.

The Company makes bulk acquisitions of parcels of land, and resells the land as individual parcels. The Company seeks to acquire a majority of its land “in-bulk” through the real property tax lien foreclosure process, either at local government tax sales, directly from local government entities having acquired property at tax sales, or directly from owners of tax-defaulted parcels prior to tax sale.

The types of real estate acquired and sold by the Company include undeveloped acreage, houses, and lots. These parcels are marketed nationwide. To date, the Company has acquired properties in Arizona, Colorado, Florida, New Mexico, Nevada, Oklahoma, New York, Pennsylvania, Texas, and in the State of Chihuahua, Mexico.

The Company resells the land as individual parcels through multiple distribution channels, including Internet sales and leads developed by the Company, its affiliates, or third party vendors. The Company also uses the Internet to market its properties.

The Company shares its office space with its affiliates.

The Company’s principal office is located in Van Nuys, California. The property is leased from a real estate company related to the Company by common ownership under a five-year lease that expires in 2008.

The Company also has a satellite office in American Fork, Utah, a processing and acquisition office in Alameda, California, and a sales office in Phoenix, Arizona. Office space at both the American Fork and Phoenix locations are shared with its affiliates. The Alameda office space is provided by one of the directors of the Company.

Summary of significant accounting policies

The following summary of significant accounting policies used in the preparation of these consolidated financial statements is in accordance with generally accepted accounting principles.

Principles of Consolidation

The consolidated financial statements consist of the accounts of Landbank Group, Inc. (“Parent”) and its wholly owned subsidiary Landbank, LLC, a California Limited Liability Company (collectively “The Company”). All material inter-company transactions have been eliminated in consolidation.

Cash and cash equivalents

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of ninety days or less which are not securing any corporate obligations.

Concentration

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Inventory

The Company’s inventory consists of land parcels that are purchased for resale purposes, and, except for special circumstances, do not normally remain in inventory for a prolonged period of time. The Company records its inventory at the lower of cost or fair market value at the relevant balance sheet date. The Company reviews its inventory on a quarterly basis in an attempt to (1) identify “problem” properties that may become impaired (difficult or impossible to sell), and (2) identify the financial impact, or impairment, to the recorded cost, or carrying value, of these properties. The Company attempts to measure impairment on an item-by-item basis, but due to practical limitations, the Company also measures impairment for a group of similar/related properties. The Company considers properties to be similar/related if they are from the same subdivision and/or geographic region. For the purpose of this discussion, the term “property” refers to a specific property or a group of similar/related properties.

The Company recognizes inventory impairment at the time it’s incurred, which is at the conclusion of the aforementioned quarterly reviews. Impairment charges, or write-downs to the recorded value of a property, occur when the estimated fair market value (FMV) of a property falls below the recorded, or carrying cost, of the associated property. The estimated FMV of a property is based on the conditions that exist at the relevant balance sheet date, with consideration being given to events after the relevant balance sheet date to the extent that they confirm conditions existing at or before the relevant balance sheet date. The Company’s quarterly inventory impairment reviews require the exercise of judgment and take into consideration all relevant information available to the Company at the time the review is conducted. This periodic comparison of comparable information determines if the value of our properties has become impaired.

In attempting to identify impaired properties, the Company begins by analyzing recent trends in selling prices (EBay, Bid4Assets, real estate agent listings, and the Company’s sales records) to establish the estimated fair market value (FMV) of a property and then compares the estimated FMV to the recorded value of the property to ensure that the estimated FMV has not fallen below the recorded value. Should it be determined that the estimated FMV is less than the recorded value, the Company records the appropriate impairment charge at that time, as it writes down the value of the property to it’s estimated FMV, which does not include any profit/markup.

The Company also reviews its properties to identify problems/issues that may reduce a property’s value, such as, but not limited to, zoning issues, right of way issues, and failed perc tests. Any of these problems, and similar problems not previously mentioned, can have an adverse affect on the estimated FMV of a property and necessitate a write down of the recorded value of said property. Should it be determined that such “problem” properties exist, the Company records the appropriate impairment charge at that time, as it writes down the value of the property to it’s estimated FMV, which, as previously mentioned, does not include any profit/markup.

The Company’s return rates (the number of similar properties sold by the Company that have been returned to the Company by the buyer) are also reviewed in an effort to gauge the favorability, or salability, of its properties. The purpose of this review is to attempt to determine if certain properties (1) are not in favor with our Customer base, (2) are over priced, (3) the particular market for that property is saturated, or (4) are problem properties for some reason unknown to the Company. Should it be determined that certain properties are experiencing abnormally high return rates and may be difficult to sell at an estimated FMV above their recorded cost, the Company will record the appropriate impairment charge at that time, as it writes down the value of the property to it’s estimated FMV.

The Company’s impairment analysis is predicated on establishing an accurate estimate of a property’s FMV. This estimate of FMV is based on the analysis of known trends, demands, commitments, events and uncertainties. As previously stated, the Company reviews all relevant information at its disposal at the time its impairment analysis is being performed, and uses that data to assess what impairment charges, if any, have been incurred. However, estimated FMV can be difficult to establish and is contingent on market conditions, such as, but not limited to, supply and demand, local and national economic factors, and interest rates. Any change in these market conditions, and similar conditions not previously mentioned, could have a material impact on estimated FMV, and, therefore, future inventory impairment charges incurred by the Company. Since there is not always a readily available source for land values, the weight of all measures, as described above, are considered by management in its impairment analysis.

During the year ended December 31, 2006, the Company recorded an inventory impairment charge of $68,000 in relation to the write-down of the carrying, or recorded, cost of properties owned by the Company in Montgomery County, Texas. As a result of the Company’s review for the quarter ending December 31, 2006, several groups of properties within its Montgomery County, Texas holdings were identified as impaired due to zoning issues, title issues, the poor quality of the property, or a combination of the three. As a result, the Company’s estimate of the fair market value (“FMV”) of these properties was significantly lower than their recorded cost, so an impairment charge of $68,000 was recorded to bring the carrying cost of these properties in line with their current estimated FMV.

Income taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates primarily relate to unsettled transactions and events as of the date of the financial statements.

Recognition of revenue and expenses

The Company follows FASB 66 - Accounting for Sales of Real Estate. Substantially all of the Company’s land sales are all-cash transactions. The Company also had a small, insignificant number of financing transactions through December 31, 2006. Because the Company’s policy for the all-cash transactions is to allow the buyer 60 days to rescind his real estate purchase, and because the Company does not issue the deed of trust on a financing sale until the note is paid in full, the deposit method of accounting is used. Under the deposit method, revenues and their related expenses, including inventory, are not recognized until the end of the buyer’s 60-day rescission period, for the all-cash sales, and at the time the note is paid in full for the financing transaction (also see note 4).

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Segment reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment.

Recent pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose ‘Amortization method’ or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities.
4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

1.	A brief description of the provisions of this Statement
2.	The date that adoption is required
3.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

  2. Acquisition of LandBank, LLC

On January 26, 2006, Landbank Group, Inc. acquired all of the membership interests in Landbank, LLC in exchange for the transfer, by certain members of the previous management, of an aggregate of 8,200,000 shares of Landbank Group, Inc.’s stock (post-split), in exchange for which such members of previous management received Landbank Group, Inc.’s former wholly-owned subsidiary, iStorage Networks Group, Inc., and $140,000 in cash.

3. Due to/from related parties

The Company has amounts due to various related parties that are directors and companies related through common ownership. These amounts are unsecured, have no stated rates of interest, and have no maturity dates. Interest expense has been imputed on amounts due to related companies using a per annum rate of eight percent (8%). As of December 31, 2006, the Company had $2,640,875 due to related parties. Interest expense to related parties for the years ended December 31, 2006 and 2005 was $129,986 and $40,434, respectively.

	As of December 31, 2006			As of December 31, 2005
	Principal	Interest	Total	Principal	Interest	Total
John Beck's Amazing Profits, LLC	$448,377	$(5,179)	$443,198	$330,015	$-	$330,015
Mentoring of America, LLC	60,788	6,311	67,099	176,381	1,821	178,202
HG, Inc.	1,542,675	99,218	1,641,893	467,405	9,324	476,729
HG Marketing, LLC	382,606	67,677	450,283	482,606	25,736	508,342
Family Products, LLC	-	2,393	2,393	(174,000)	3,553	(170,447)
Gaytan, Baumblatt, Leevan	36,009	-	36,009	-	-	-
	$2,470,455	$170,420	$2,640,875	$1,282,407	$40,434	$1,322,841

Gaytan, Baumblatt, & Leevan is an accounting firm owned by Ray Gaytan, a Director of the Company (see Part 3, item 9 of the Company’s Form 10-KSB report).

4. Deferred revenue under the deposit method

Deferred revenue totaled $794,667 as of December 31, 2006.

The Company follows FASB 66 - Accounting for Sales of Real Estate (see note 1), and due to the Company’s 60-day refund policy, all sales transactions, and their related direct expenses, are not recognized until after the expiration of the buyer’s 60-day rescission period. Therefore, the Company records these direct expenses, which include royalties paid to an affiliate, sales commissions, merchant fees, and processing fees, as prepaid expenses until the 60-day buyer’s rescission period has expired.

Selling expenses include a royalty paid to John Beck’s Amazing Profits, LLC (“JBAP”)(see note 11) equal to 35% of the gross profit on sales resulting from a lead provided by JBAP, 5% sales commission, credit card merchant fees, trust deed transfer costs of $50 per transaction, and property assessment fees.

  5. Loans Payable

In August 2005, the Company purchased certain sections of land in Pershing County, Nevada subject to loans from Western Title Company. Each of the 19 sections of land secures their respective loan. The loans bear interest at 10% per annum and mature September 1, 2015, unless the corresponding real estate is sold sooner, in which case, the loan must be repaid.

During the year ended December 31, 2006, the Company made total principal payments of $59,828, which included $24,259 to repay one loan in full upon sale of the securing property.

The scheduled principal payments on these notes are as follows:

Years ended
December 31,
2007	$39,195
2008	43,299
2009	47,833
2010	52,842
2011	58,375
Thereafter	271,337

Total	512,881
Current portion	39,195

Long-term portion	$473,686

6. Impairment of Inventory

During the year ended December 31, 2006, the Company recorded an inventory impairment charge of $68,000 in relation to the write-down of the carrying, or recorded, cost of properties owned by the Company in Montgomery County, Texas. As stated above in note 1, the Company performs quarterly reviews of its inventory holdings to identify any potential inventory impairment. As a result of the Company’s review for the quarter ending December 31, 2006, several groups of properties within its Montgomery County, Texas holdings were identified as impaired due to zoning issues, title issues, the poor quality of the property, or a combination of the three. As a result, the Company’s estimate of the fair market value (“FMV”) of these properties was significantly lower than their recorded cost, so an impairment charge of $68,000 was recorded to bring the carrying cost of these properties in line with their current estimated FMV.

7. Prepaid Expenses

Prepaid expenses totaled $214,175 as of December 31, 2006, a decrease of $110,452 (34.0%) from the $324,627 as of December 31, 2005. The decrease in prepaid assets is due entirely to the decrease in prepaid expenses related to the Company’s deferred revenue. The Company follows FASB 66 - Accounting for Sales of Real Estate (see note 1), and due to the Company’s 60-day refund policy, all sales transactions, and their related direct expenses, are not recognized until after the expiration of the buyer’s 60-day rescission period. Therefore, the Company records these direct expenses, which include royalties paid to an affiliate, sales commissions, merchant fees, and processing fees, as prepaid expenses until the 60-day buyer’s rescission period has expired. Prepaid rent represents the first, and last, months rent on the Company’s new office in Alameda, California, and prepaid insurance relates to both the Company’s general liability and directors & officers insurance policies and are expensed over the one-year term of the policies. The following table details prepaid expenses as of December 31, 2006:

As of 12/31/06
Rent	$4,663
Insurance	13,417
Merchant fees	18,730
Sales commissions	31,530
Royalties to an affiliate	107,227
Processing fees	38,608
$214,175

8. Accounts Payable

Accounts payable consist of normal expenses incurred during the course of business, and the Company’s payables are current with regard to vendor terms. The increase in accounts payable is due to the significant increase in the Company’s business operations, as the Company has grown significantly since December 2005. Accounts payable were $163,175 as of December 31, 2006, with three vendors accounting for approximately $140,000 of the total. Approximately $20,000 was owed to the Company’s outside attorneys, with an additional $120,000 due to two different Property Owners Associations. The $120,000 was in relation to dues owed on properties owned by the Company.

9. Accrued Expenses

Accrued expenses totaled $330,448 as of December 31, 2006 and consisted of $195,000 owed to Piping Partners Holdings, LLC (see note 13), $84,000 related to shares to be issued to a consultant (see note 10), and $51,448 in accrued payroll and related expenses.

10. Stockholders’ Deficit

Retro-active recapitalization of shares outstanding

As stated above in note 2, the Company acquired all of the membership interests of Landbank, LLC on January 26, 2006. As a result, the Company’s stockholder equity was retroactively restated to reflect the equivalent number of shares received in the merger, which was 8,200,000 as adjusted for the 1 for 10 reverse stock split on June 30, 2006 (82,000,000 pre-split). Stockholders’ equity was $82,373 as of December 31, 2005.

Common Stock Issued

During the year ended December 31, 2006, the Company issued 624,445 shares for service valued at $374,667 at the time of issuance.

Common Stock to be issued

Pursuant to the terms of its agreement with Aurelius Consulting Group, Inc. (also see note 9), the Company is to issue shares worth $12,000 per month to Aurelius as compensation for services provided. During the three month period ended December 31, 2006, the Company recorded $48,000 in shares to be issued for services provided. The additional month of expense was to reconcile the eight (8) monthly installments with the term of the agreement, which was May 2006 through December 2006. Common stock to be issued, which totaled $84,000 as of December 31, 2006, has been reflected as a liability in the accompanying consolidated financial statements.

Stock Split

On March 3, 2006, the Company obtained written consent from stockholders holding a majority of the Company’s outstanding shares of voting securities to authorize a reverse split of the Company’s outstanding common stock. Pursuant to the terms of the written consent, the Company completed a 1 for 10 reverse split of its common stock, with special treatment for certain Company shareholders to preserve round lot shareholders. The following is a summary illustrating the effect of the reverse stock split:

	Post-Split	Pre-Split
Par Value	$0.0001	$0.00001

Authorized number of shares	100,000,000	1,000,000,000

Shares issued and outstanding	9,206,597	92,052,000

All fractional shares are rounded up and the authorized shares were reduced to 100,000,000. The financial statements have been retroactively restated for the effects of the above stock splits.

11. Related-party transactions

The Company pays a royalty to related companies equal to 35% of gross profit received by the Company on each all-cash sale generated by leads provided by that related company. Gross profit is defined as land sale revenue reduced by inventory cost, sales commissions, credit card merchant fees, and deed of trust transfer costs. The related companies are indirectly owned and controlled by two of the Company’s principal stockholders, who are also officers and directors of the Company. A third director of the Company receives a profit participation of 50% of the royalty payments received by one of the related companies, pursuant to its royalty agreement with the Company, for his services to that related company. During the years ended December 31, 2006 and 2005, the Company recorded royalty expense to related parties of $668,159 and $177,897, respectively. The Company had prepaid royalty expense to related parties of $107,227 as of December 31, 2006 (also see note 4).

The Company has an agreement with Investment Capital Researchers, Inc. (“ICR”), a Company owned by a member of the Company’s Board of Directors. Pursuant to the agreement, ICR received 200,000 shares (post-split) of the Company’s common stock on June 30, 2006 and may receive an additional 200,000 shares of the Company’s common stock (post-split) upon the achievement of specified milestones. Under the terms of the agreement, the issued shares can only be sold or transferred over a four-year period at the rate of 100,000 on each anniversary of the closing date of a secondary offering. All shares issued pursuant to this agreement will be restricted securities. The 200,000 shares issued on June 30, 2006 were valued at $120,000 based on fair value of the shares at the time of issuance. The Company expensed the entire $120,000 as non-cash consulting fees during the six month period ended June 30, 2006.

The Company shares its principal office in Van Nuys and its offices in both American Fork and Alameda with related parties. The Company does not pay rent at these facilities, but, if it were required to pay rent on these facilities, the Company estimates the monthly rent value being approximately $767, which the Company deems as not material. The related parties are companies owned and controlled by two of the Company’s principal stockholders, who are officers and directors of the Company. The Company's office in Phoenix, Arizona is subleased from a related company owned by two of the Company’s directors. Under the terms of the sublease arrangement, the Company pays a pro rata share of the rent paid by the related company, based upon the portion of the space occupied by the Company. During the years ended December 31, 2006 and 2005, the Company recorded related party rent expense totaling $22,226 and $12,570, respectively.

The following table details the Company’s rent expense commitments per the terms of the applicable lease agreements. The Company’s lease for its Arizona office expires in January 2008, while the lease on for its Alameda office expires in January 2009. These two leases represent the only leases currently entered into by the Company.

	2007	2008	2009
Arizona Office	$22,224	$1,852	$-

Alameda Office	25,245	28,392	2,366

Total	$47,469	$30,244	$2,366

A director of the Company has, through his accounting firm, provided accounting service to the Company. The Company has recorded related party accounting expense totaling $126,805 during the year ended December 31, 2006. The Company incurred $10,650 in related party accounting expense during the same period in fiscal year 2005.

The Company currently pays no salary or other compensation to its Chief Executive Officer or President. The Company’s Chief Financial Officer is paid an annual base salary of $110,000 for 2006.

  12. Concentration of Credit Risk

The Company maintains certain cash balances with a commercial bank. The Company’s cash balance of $265,970 as of December 31, 2006 was approximately $15,970 above insured limits.

13. Commitments

Joint Marketing Agreement with Aurelius Consulting Group, Inc.

On May 26, 2006, the Company entered into a Joint Marketing Agreement (the “Agreement”) with Aurelius Consulting Group, Inc. /Red Chip Companies (“ACG/RC”) to assist in marketing the Company to the investment community. ACG/RC, per the terms of the Agreement, will among other public relations and investor relations activities, distribute both a research report and a newsletter to the investment community.

In return for the above mentioned services, the Company will pay ACG/RC a total of $150,000 in cash and restricted shares of the Company’s common stock. The cash portion will total $44,000, with $20,000 down and $24,000 in eight monthly installments of $3,000 each. The remaining $106,000 is to be paid in stock, with $10,000 to be paid immediately and the remainder in eight monthly installments of $12,000 each.

As of December 31, 2006, the Company had paid ACG/RC $41,000 in cash and had issued 24,445 shares (post-split) of stock valued at $14,667 based on fair value of the shares at the time of issuance. The Company expensed the entire $14,667 as professional fees during the six month period ended June 30, 2006.

During the year ended December 31, 2006, the Company recorded $84,000 in shares to be issued for services provided and the same amount as professional fees. The amount is recorded as a current liability.

Consulting Agreement with Independent Third Parties.

On August 22, 2005, Landbank, LLC hired two (2) independent consultants (“the consultants”) to locate a publicly-traded company and negotiate a business combination with Landbank, LLC. In addition, the consultants were hired to assist the Company with future fundraising activities. Under the terms of the original agreement, the Company was to pay the consultants $180,000 cash, payable in nine (9) monthly installments of $20,000 each, commencing on September 1, 2005. On May 10, 2006, the parties amended the original agreement to include compensation for any funds directly raised by the consultants. Under terms of the amended agreement, the consultants are to receive 800,000 shares of the Company’s common stock (post-split), par value $0.0001, with 400,000 shares to be issued on June 30, 2006 and the remaining 400,000 shares issued upon the achievement of specified milestones.

Under the terms of the agreement, the issued shares can only be sold or transferred over a four-year period at the rate of 200,000 on each anniversary of the closing date of a secondary offering. All shares issued pursuant to this agreement will be restricted securities.

On June 30, 2006, the Company issued 400,000 shares (post-split) of its common stock to the consultants, valuing these shares at $240,000 based on fair value of the shares at the time of issuance. The Company expensed the entire $240,000 as professional fees during the six months ended June 30, 2006.

During the twelve months ended December 31, 2006, the Company paid the consultants $127,000.

Agreement with Piping Partners Holdings, Inc.

On January 25, 2006, the Company entered into an agreement with Piping Partners Holdings, LLC (“PPH”) to assist the Company in seeking quotation of the Company’s shares on the Over the Counter Bulletin Board (“OTCBB”).

Per terms of the agreement with PPH, the Company agrees to pay PPH a success fee, which includes any and all application and filing fees and expenses, of $235,000, which is to be paid upon active quotation, with PPH’s assistance, of the Company’s shares on the OTCBB, less any advance amounts, and a $10,000 advance for legal services engaged by PPH, and approved by the Company, in connection with the Exchange Act Reports.

As of December 31, 2006, the Company had paid PPH the above mentioned $10,000 advance for legal services and an additional $30,000 advance towards fees incurred by PPH in relation to their services provided to the Company.

14. Approval of 2006 Stock Incentive Plan

On November 2, 2006, the Board of Directors adopted, by written consent, the 2006 Stock Incentive Plan (“the Plan”). On November 9, 2006, the adoption of the Plan was approved and ratified by written consent signed by the holders of a majority of the Company’s stock. Per the terms of the Plan, the Company is authorized to reserve 3,000,000 shares of the Company’s authorized and unissued shares of common stock for issuance pursuant to the Plan.

On November 9, 2006, the Company granted options to each of its two independent directors to acquire 1,200,000 shares (600,000 shares per director) of the Company’s common stock pursuant to the Plan. During the year ended December 31, 2006, the Company recorded $23,986 of compensation based on the fair value method under FAS 123R using the following assumptions: Volatility of 125.95%, risk free interest rate of 4.60% , dividend yield of 0% and expected life of 5 years. The remaining value of the option grant will be expensed over the remaining vesting period.

On December 28, 2006, the Company granted options to two additional Directors, one of whom is the Company’s Chief Executive Officer and the other the President, in consideration of their service as Directors of the company. Each Director was granted an option to purchase 100,000 shares of common stock at an exercise price of $0.12 per share, the fair market value of our common stock on the date of grant. During the year ended December 31, 2006, the Company recorded compensation expense based on the fair value method under FAS 123R using the following assumptions: Volatility of 191.06%, risk free interest rate of 4.69%, dividend yield of 0%, and expected life of 5 years. Each of the options vests as follows: 50% of the shares subject to each option will vest upon achievement of a specified performance goal related to our stock price and the remainder will vest on a quarterly basis thereafter at a rate of 25% per quarter. The options will not vest and the options will expire in the event that the performance goal is not achieved within the timeframe specified by the goal. Each option grant was valued at $11,681 as of the date of grant using the Black-Sholes option pricing model in accordance with FAS 123R. The term of the option, and the implied service condition, is one year from the date of grant, so the Company will expense the value of the option, $1,948 per month ($974 per option), over the twelve-month term beginning in December 2006.

The Company adopted SFAS No. 123-R effective November 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted on or after November 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2005	-	-	-
Granted	1,400,000	$0.02	-
Forfeited	-	-	-
Exercised	-		-
Outstanding December 31, 2006	1,400,000	$0.02	-

Following is a summary of the status of options outstanding at December 31, 2006:

Outstanding Options			Exercisable Options

Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$0.0001	1,200,000	4.86	$0.0001	34,849	$0.0001
$0.12	200,000	4.99	$0.02	438	$0.02

15. Office Lease

On December 22, 2006, the Company entered into a lease for approximately 1,200 square feet of office space in Alameda, California. The lease is for a term of 25 months, commencing January 1, 2007. Per the terms of the lease, the first month is rent-free, with a base rent of $2,295 per month for months two (2) through twelve (12) and $2,366 per month for months thirteen (13) through twenty-five (25). The Company is also responsible for paying its pro-rated share of certain expenses, such as property taxes.

16. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $1,116,697 as of December 31, 2006, including a net loss of $1,199,070 for the year ended December 31, 2006. The Company’s total liabilities exceeded its total assets by $716,096 as of December 31, 2006. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern

1.
Hired additional Land Acquisition Specialists to help acquire more properties, as well as a more diversified mix of properties, that may allow the Company to increase sales volume while minimizing the risk of saturating a particular market, or geographic location, and thereby adversely affecting the ability of the Company’s customers to resell their properties at a profit.

2.	Hired consultants to assist the Company in securing additional financing (see note 13).

Management believes that actions presently being taken to (1) obtain additional funding, and (2) implement its strategic plans provide the opportunity for the Company to continue as a going concern. Furthermore, two of the principal shareholders have demonstrated both their ability and willingness to lend working capital to the Company and are committed to doing so into the future. As of December 31, 2006, these principal shareholders have directly, and indirectly, lent the company $2,604,866 (see note 3).

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, subject to the limitations noted above, as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, there was no change in our internal control over financial reporting that occurred during the period covered by this annual report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Landbank has a five person Board of Directors, two of whom are neither employees of nor affiliated with the Company. In addition, the Company has formed an Audit Committee, effective July 12, 2006, comprised of Ray Gaytan and Steve Weber, the two non-affiliate/employee directors of the Company. Mr. Gaytan serves as the audit committee financial expert for the Committee.

Name	Age	Position Held and Tenure
Doug Gravink	51	Director and Chief Executive Officer
		since January 2006
Gary Hewitt	50	Director and President and Secretary
		since January 2006
John Genesi	42	Chief Financial Officer
		since July 2006
John Beck	64	Director since January 2006

Ray Gaytan	53	Director since January 2006

Stephen Weber	58	Director since January 2006

Biographical Information

Doug Gravink, Chief Executive Officer. Mr. Gravink has been Chief Executive Officer and a director of the Company since January 2006. Concurrently with his role as CEO of the Company, Mr. Gravink serves as the co-managing member of a multimedia marketing company, Family Products, LLC (“FPLLC”), a position he has held for the last five (5) years. From 1993 to 1997, Mr. Gravink served as President of Positive Response Media, Inc.

Gary Hewitt, President. Gary Hewitt has been President, Secretary, and a director of the Company since January 2006. Concurrently with his role as President of the Company, Mr. Hewitt serves as the co- managing partner with Doug Gravink of FPLLC, a position he has held for the last five (5) years.

John Genesi, Chief Financial Officer. John Genesi has served as the Company’s Chief Financial Officer since July 2006. Prior to joining the Company, Mr. Genesi served as CFO and a director of Technical Services and Logistics Inc. In 1997, Mr. Genesi joined DAS Devices, Inc. as its corporate controller, where he implemented and managed DAS Devices’ accounting/finance controls and procedures.

John Beck, Director. John Beck has served as a director of the Company since January 2006. Mr. Beck is the author or co-author of numerous books and articles on real estate and real estate related investing. For the past 15 years, Mr. Beck has conducted and continues to conduct real estate investment seminars, and has appeared as a resident expert on foreclosures on numerous radio and television shows. In addition to a law degree, John Beck holds MBAs in both Taxation and Real Estate.

Ray Gaytan, Director. Ray Gaytan has served as a director of the Company since January 2006. Since 1990, Mr. Gaytan has headed his own accounting firm, Gaytan, Baumblatt & Leevan, LLP. Mr. Gaytan is a certified public accountant.

Stephen Weber, Director. Mr. Weber has served as director of the Company since January 2006. Mr. Weber formed and currently serves as President of Sutton and Associates, a commercial real estate company, and Investment Capital Researchers, a company that invests in first trust deeds in the residential market. Prior to forming these companies, Mr. Weber was President of Positive Response Television, Inc., a direct marketing and media company that he founded in 1989, and President and Chief Financial Officer of Valencia International Entertainment, a television production company

Gary Hewitt and Doug Gravink are parties to a consent decree negotiated with the Federal Trade Commission (“FTC”), pursuant to which they and a number of other companies agreed not to sell a specific type of abdominal muscle stimulator in the United States following a ruling by the FTC that such devices required Federal Drug Administration (“FDA”) approval and that any such devices not FDA approved are banned. The consent decree is completely unrelated to the Company’s business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such executive officers, directors and 10% stockholders are also required by Securities and Exchange Commission rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a).

The Company was not a reporting company in 2006 and, therefore, no reports under Section 16(a) were required to be filed by its executive officers, directors and persons who own more than 10% of the Company’s equity securities.

Code of Ethics

The Company has adopted a code of business conduct and ethics for directors, officers (including the Company’s principal executive officer and principal financial officer) and employees, known as the Code of Business Ethics and Conduct. The Code of Business Ethics and Conduct is available for review by stockholders on the Company’s website at (www.landbankgroupinc.com/investor.html). No information from the Company’s website is meant to be incorporated herein by this reference. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of our code of ethics by filing a current report on Form 8-K with the Securities and Exchange Commission disclosing such information, or by posting such information on our website, at the address specified above, within the period required by Item 5.05 of Form 8-K.

Audit Committee Financial Expert

The Audit Committee includes at least one member who is determined by the Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, excluding the requirement that the person meets the relevant definition of an “independent director”. Ray Gaytan is the director who has been determined to be an audit committee financial expert. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Gaytan’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Gaytan any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board of Directors. Mr. Gaytan is not an independent director.

Item 10. Executive Compensation

All of our existing officers joined the Company in January 2006 or later. We currently pay no salary or bonus to our Chief Executive Officer or President. John Genesi, the Company's Chief Financial Officer since July 2006, is paid an annual base salary for 2006 of $110,000.   On November 2, 2006, the Board adopted a Stock Incentive Plan (the "Plan") pursuant to which we can grant options and stock awards to our officers, directors, and employees. The Plan was approved by our stockholders on November 9, 2006. Prior to the adoption of the Plan, we had no existing equity incentive plan. In 2006 we granted options to our Chief Executive Officer and President in consideration for their service on the board of directors. These options are included in the respective officer's compensation in the table below, and are discussed under "Director Compensation" below.

The table below summarizes the compensation of our officers for the last fiscal year:

Summary Compensation Table

					All Other
Name and Principal	Year	Salary	Bonus	Option Awards	Compensation	Total
Position		($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(f)	(i)	(j)

Douglas Gravink (1)	2006	--	--	$974(3)	$334,080(4)	$335,054
Chief Executive Officer

Gary Hewitt (1)	2006	--	--	$974(3)	$334,079(4)	$335,053
President and Secretary

John Genesi (2)
Chief Financial Officer	2006	$57,115	--	--	--	$57,115

(1) Joined the Company on January 27, 2006. All of the Company's prior officers and directors resigned as of January 26, 2006, and received no compensation for 2006.

(2) Joined the Company on July 5, 2006. Mr. Genesi's annual salary is $110,000.

(3) On December 28, 2006, both Messrs. Gravink and Hewitt were granted an option to purchase 100,000 shares of common stock at an exercise price of $0.12 per share, the fair market value of our common stock on the date of grant, in consideration of their service as a director of the company. Each of the options vests as follows: 50% of the shares subject to each option will vest upon achievement of a specified performance goal related to our stock price and the remainder will vest on a quarterly basis thereafter at a rate of 25% per quarter. The options will not vest and the options will expire in the event that the performance goal is not achieved within the timeframe specified by the goal. Each option grant was valued at $11,681 as of the date of grant using the Black-Sholes option pricing model in accordance with FAS 123R. The term of the option, and the implied service condition, is one year from the date of grant, so the Company will expense the value of the options, $1,948 per month ($974 per option), over the twelve-month term beginning in December 2006. Assumptions made in the Black-Sholes valuation of stock options granted to Messrs. Gravink and Hewitt are as follows:

•	Dividend yield per share	$ 0.00

•	Annualized volatility	191.06%

•	Risk-free interest rate	4.69%

•	Expected life	5 years

•	Probability of achieving market condition	Above Average

•	Discount Factor Applied to market condition	None

(4) Represents royalty fees paid to John Beck's Amazing Profits, LLC through December 31, 2006, for leads provided to Landbank pursuant to our royalty agreement with this company. John Beck's Amazing Profits, LLC is indirectly owned, 50% each, by Messrs. Gravink and Hewitt.

The table below summarizes outstanding equity awards of our officers as of December 31, 2006:

Outstanding Equity Awards at Fiscal Year-End

Option Awards
	Number of	Number of	Equity Incentive Plan	Option	Option
	Securities Underlying	Securities Underlying	Awards: Number of	Exercise	Expiration
Name	Unexercised Options (#)	Unexercised Options (#)	Securities Underlying	Price ($)	Date
	Exercisable	Unexercisable	Unexercised Unearned
Options (#)
(a)	(b)	(c)	(d)	(e)	(f)

Douglas Gravink	--	--	100,000 (1)	$0.12	12/27/16

Gary Hewitt	--	--	100,000 (1)	$0.12	12/27/16

John Genesi	--	--	--	--	--

(1)
On December 28, 2006, both Messrs. Gravink and Hewitt were granted an option to purchase 100,000 shares of common stock at an exercise price of $0.12 per share, the fair market value of our common stock on the date of grant, in consideration of their service as a director of the company. Each of the options vests as follows: 50% of the shares subject to each option will vest upon achievement of a specified performance goal related to our stock price and the remainder will vest on a quarterly basis thereafter at a rate of 25% per quarter. The options will not vest and the options will expire prior to the specified date in the table in the event that the performance goal is not achieved within the timeframe specified by the goal.

(2)	The options will expire earlier in the event the performance goal is not met within one year of the later of the (i) the date of grant or (ii) the listing of the Company's stock on the OTCBB.

We do not currently pay our directors any cash compensation for service on the board of directors. Prior to the recent adoption of the Stock Incentive Plan, we had also never granted any equity awards, and, therefore, we are still in the process of developing our policies in terms of grants to officers and directors. However, we have recently decided to compensate certain of our directors with option grants under the Stock Incentive Plan. To date, we have made grants to our non-affiliate directors (Stephen Weber and Ray Gaytan) and to our executive directors (Doug Gravink and Gary Hewitt), but we have not developed a policy on equity compensation with respect to John Beck, a non-executive director who is a significant stockholder.

In November 2006, we granted each of our two non-affiliate directors an option to purchase 600,000 shares as compensation for their service on the board of directors. These options have a five year vesting schedule and vested as to 20% on December 31, 2006, with an additional 20% vesting each year thereafter. The number of shares of common stock and the exercise price were calculated to provide each director with an equivalent annual compensation of $50,000, or $250,000 over five years, at an assumed target price of $0.40 per share. Each option was granted with a nominal exercise price equal to the par value of a share of our common stock.

In December 2006, we granted an option to purchase 100,000 shares to each of our executive directors as compensation for their service on the board of directors. Each of the options has an exercise price of $0.12 per share, which was the fair market value of our common stock on the date of grant. Each of the options vests as follows: 50% of the shares subject to each option will vest upon achievement of a specified performance goal related to our stock price and the remainder will vest on a quarterly basis thereafter at a rate of 25% per quarter. The options will not vest and the options will expire in the event that the performance goal is not achieved within the timeframe specified by the goal. To date, the performance goal has not been achieved.

The table below summarizes the compensation of our directors for the last fiscal year:

Director Compensation

Name (1)	Fees Earned	Stock	Option	Non-Equity	Change in Pension	All Other	Total ($)
	or Paid in	Awards ($)	Awards ($)	Incentive Plan	Value and	Compensation ($)
	Cash ($)			Compensation ($)	Nonqualified
					Deferred
					Compensation
					Earnings ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Ray Gaytan (2)	--	--	$11,993 (3)	--	--	$126,805(4)	$138,798

Stephen Weber (2)	--	--	$11,993 (3)	--	--	$120,000(5)	$131,993

John Beck	--	--	--	--	--	--	--(6)

(1)
This table excludes information relating to Messrs. Gravink and Hewitt as all compensation earned in consideration of their services on the board of directors has been reported in the Summary Compensation Table above. All options granted to Messrs. Gravink and Hewitt were outstanding as of December 31, 2006.

(2)	As of December 31, 2006, each of Messrs. Gaytan and Weber held options to purchase an aggregate of 600,000 shares of our common stock, all of which remain outstanding.

(3)
Both Messrs. Gaytan and Weber were granted an option to purchase 600,000 shares of common stock at an exercise price of $0.0001 per share on November 9, 2006 in consideration of their service as a director of the company. Each of the options vests according to the following schedule: 20% of the shares subject to each option vested on December 31, 2006 and 20% of the shares subject to each option vest each year thereafter. The fair market value of our common stock on the date of grant was $0.10 per share. These options were valued at $59,963 each on the date of grant using the Black-Sholes option pricing model in accordance with FAS 123R. We expensed $11,993 of this value for each option grant during 2006, representing 20% of the total value of the option grant, with the remaining value of the option grant to be expensed over the remaining vesting period. Assumptions made in the valuation of stock options granted to Messrs. Gaytan and Weber are as follows:

•	Dividend yield per share	$ 0.00

•	Annualized volatility	125.95%

•	Risk-free interste rate	4.60%

•	Expected life	5 years

(4)	Represents fees totaling $126,805 paid to Gaytan, Baumblatt & Leevan, LLP in 2006 in relation to accounting services provided by this accounting firm. Mr. Gaytan is a partner in this firm.

(5)
Represents consulting fees paid to Investment Capital Researchers, Inc. ("ICR"), a company owned by Mr. Weber for consulting services rendered to Landbank, LLC. Payment of these fees was made by issuing 200,000 shares of the Company's common stock, valued at $120,000.

(6)
Excludes profit participation received by Mr. Beck for services provided to our affiliate, John Beck Amazing Profits, LLC equal to 50% of any royalty payments received by John Beck Amazing Profits, LLC from us. Also excludes salaries earned by Mr. Beck's three children who are employed as acquisition specialists by the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of the Company’s common stock by those persons beneficia1ly holding more than 5% of the Company's common stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of December 31, 2006.

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership (1)	(4) Percent of Class (2)
1. Common	Doug Gravink 7030 Hayvenhurst Ave. Van Nuys, CA 91406	2,733,334	27.8%
2. Common	Gary Hewitt 7030 Hayvenhurst Ave. Van Nuys, CA 91406	2,733,333	27.8%
3. Common	John Beck (3) 7030 Hayvenhurst Ave. Van Nuys, CA 91406	2,733,333	27.8%
4. Common	John Genesi 7030 Hayvenhurst Ave. Van Nuys, CA 91406	-0-	-0-
5. Common	Ray Gaytan (4) 11400 Olympic Blvd. Los Angeles, CA 90064	124,680	1.3%
6. Common	Stephen Weber (5) 5808 Varna Ave. Van Nuys, CA 91401	320,000	3.2%
7. Common	Directors and Executive Officers as a Group (6 persons)	8,644,680	87.8%

(1)
"Beneficial Owner" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares, underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2)	Percentages are based on 9,835,331 shares of common stock issued and outstanding as of December 31, 2006.

(3)	Held as JTWRS with his wife.

(4)	Includes 120,000 shares subject to options exercisable within 60 days of December 31, 2006.

(5)
Includes 200,000 shares issued to Investment Capital Researchers, Inc. (“ICR”) pursuant to an agreement dated August 1, 2005, and amended June 27, 2006 for the provision of advisory services to the Company. Stephen Weber is the sole stockholder and director of ICR. Includes 120,000 shares subject to options exercisable within 60 days of December 31, 2006.

Item 12. Certain Relationships and Related Transactions, and Director Independence

The Company has entered into royalty agreements with several direct-marketing companies, namely, John Beck's Amazing Profits, LLC ("JBAP"), John Alexander LLC ("JA"), and Jeff Paul LLC ("JP"). JBAP, JA and JP are affiliates of the Company and are owned by Family Products, LLC ("FPLLC"). FPLLC is in turn owned and controlled by two of the Company's principal stockholders, Gary Hewitt and Doug Gravink, who are officers and directors of the Company. These marketing companies provide customer leads for Landbank's property sales, in return for a royalty of 35% of the gross profit less acquisition costs on the sale of any property that was result of a lead provided by such marketing company. Aggregate royalties paid by Landbank, LLC to these marketing companies in 2005 amounted to $380,761 and $572,504 for fiscal year 2006 (total royalties to JBAP since inception are $953,265, of which $846,038 have been expensed with the remaining $107,227 carried as a prepaid expense as of December 31, 2006). John Beck, a director of the Company, was the creator of the marketing concept for JBAP and continues to provide services to JBAP, including the development of materials sold to participants and the creation and conduct of seminars. Mr. Beck also serves as the "figurehead" for this company. As partial consideration for his services, Mr. Beck receives a profit participation of 50% of the royalty payments received by JBAP pursuant to the royalty agreement with the Company, and is also reimbursed for certain home-office expenses.

The Company, through its operating subsidiary Landbank, LLC, shares office space with FPLLC at no charge for its headquarters in Van Nuys, California. The Company estimates that it uses approximately 300 square feet of office space at this facility, with an estimated monthly rent value of $767, which the Company deems as not material. The Company does not pay rent at either its American Fork or Alameda offices. The American Fork space is shared with Mentoring, with estimated usage of approximately 200 square feet and an estimated cost, if the Company were required to pay rent, of approximately $360/month, which amount we do not view as material. The Alameda office space is provided by John Beck, with an estimated usage of approximately 200 square feet and an estimated cost, if the Company were required to pay rent, of approximately $200/month, which amount the Company believes immaterial. The Company's office in Phoenix, Arizona is subleased from Mentoring, an affiliated company through common ownership. Mentoring is owned by Messrs. Gravink and Hewitt. Under the terms of the sublease arrangement, the Company pays a pro rata share of the rent paid by Mentoring, based upon the portion of the space occupied by the Company. The term of this lease is thirty-two (32) months, beginning on June 1, 2005 and terminating on January 31, 2008, and Mentoring, at its discretion, can instruct the Company not to remit cash payment for the monthly rent and instead apply the monthly rent fee to any outstanding inter-company balance between the companies. During fiscal year 2005, the Company recorded monthly rent fees totaling $12,570, which included June 2005 through December 2005. Rent expense totaled $22,226 for the twelve months ended December 31, 2006.

The wife of John Beck, a director of the Company, currently serves as co-manager of Landbank, LLC, the Company's operating subsidiary. Mrs. Beck does not receive a salary or other compensation from Landbank, LLC or the Company. The Company employs Mr. and Mrs. Beck's three adult children as acquisition specialists. Each receives standard salary and commission paid to other members of the acquisition team.

Ray Gaytan, a director of the Company, has through his accounting firm of Gaytan, Baumblatt & Leevan, LLP, provided accounting services in the past to the Company, Landbank, LLC and the FPLLC group of companies. During fiscal year 2006, the Company and Landbank, LLC paid to Gaytan, Baumblatt & Leevan, LLP an aggregate of $126,805 for accounting services rendered. Mr. Gaytan may continue to provide accounting services to the Company and Landbank, LLC in the future. Mr. Gaytan does not serve as the Company's independent auditor.

The Company has assumed an agreement entered into between Landbank, LLC and Investment Capital Researchers, Inc. on August 1, 2005, as amended, pursuant to which Investment Capital Researchers agreed to provide certain advisory and finder services to Landbank, LLC and Company in connection with fundraising opportunities. Consideration under this agreement payable to Investment Capital Researchers is payable in shares of common stock of the Company. To date, 200,000 shares have been issued under this agreement. Stephen Weber, a director of the Company, is the president of Investment Capital Researchers.

The Company has funded its operations in part through loans from affiliates. Each of the affiliated companies is owned, or controlled, by Doug Gravink and Gary Hewitt, both of whom are directors, and principal stockholders of Landbank Group, Inc. The amounts owed under these loans are unsecured, have no stated rates of interest, and have no maturity dates. Interest expense has been imputed on amounts due to related companies using a per annum rate of eight percent (8%). The following is a summary of amounts owed to affiliated companies as of December 31, 2006:

	Principal	Interest	Total
John Beck's Amazing Profits, LLC	$448,377	$(5,179)	$443,198
Mentoring of America, LLC	60,788	6,311	67,099
HG, Inc.	1,542,675	99,218	1,641,893
HG Marketing, LLC	382,606	67,677	450,283
Family Products, LLC	-	2,393	2,393
	$2,434,446	$170,420	$2,604,866

On January 26, 2006, in connection with the acquisition of Landbank, LLC, the Company effected the transfer of an aggregate of 8,200,000 shares of unregistered common stock (as adjusted for the subsequent 10:1 reverse split) from four existing stockholders and officers of the Company (the transferring stockholders), to Messrs. Gravink, Hewitt, and Beck in exchange for their membership interests in Landbank, LLC. Simultaneously with this transaction, as consideration for the transfer of the shares by the transferring stockholders and delivery of a release of claims, the Company agreed to convey all of the outstanding shares of iSNG, the prior operating subsidiary of the Company, to Thomas Makmann, the Company's former CEO and principal transferring stockholder, plus a cash payment of $140,000. The transferring shareholders and their respective percentage ownership of the Company immediately prior to closing of the foregoing transactions were as follows:

Thomas Makmann	50%
Gregory Pelletier	13%
James R. Kirkland	13%
Douglas Donsbach	13%

Total	89%

Mr. Makmann and the remaining transferring stockholders formed a new entity, QED Storage, to hold the shares in iSNG. The conveyance of iSNG to the transferring shareholders was effected pursuant to a share purchase agreement entered into between the Company, as seller, and Thomas Makmann, as buyer. Under the terms of this agreement, Mr. Makmann received all outstanding shares of iSNG and $140,000 cash. In return, the Company received the following consideration: the assumption by Mr. Makmann of all liabilities and obligations of iSNG, known or unknown; the transfer of 8,200,000 shares of the Company by the transferring shareholders; a full release of claims against the Company; and the representations, warranties, and joint and several indemnification obligations of the transferring shareholders under the purchase agreement entered into in connection with the acquisition of Landbank, LLC. The transactions were consummated concurrently on January 26, 2006. As of December 31, 2005, the most recent balance sheet date prior to the transaction, iSNG had $355,306 in assets, including $50,000 in prepaid software licenses and $296,916 in start-up costs, and $724,288 in liabilities, consisting of accounts payable, notes payable, and accrued expenses. All of these assets and liabilities were transferred to Mr. Makmann. As of this balance sheet date and as of immediately prior to the closing of the transactions, the Company had no assets or liabilities other than iSNG.

The Company is not owned or controlled by a parent company. The former individual members of Landbank, LLC, the Company's wholly-owned subsidiary acquired in January 2006, collectively own in their individual capacities a controlling 8,200,000 shares of the Company's 9,835,331 shares of common stock issued and outstanding as of December 31, 2006, representing approximately 83% of the voting securities of the Company, as follows:

Gary Hewitt	2,733,334	27.8%
John Beck	2,733,333	27.8%
Doug Gravink	2,733,333	27.8%
	8,200,000	83.4%

Director Independence

In conjunction with the preparation of this registration statement, using the definition of “independence” established by the NASDAQ Stock Market, we have evaluated all relationships between each director and the Company.

Based on the foregoing definition, we have determined that none of our directors currently meet the definition of an “independent” director under the standards established by NASDAQ. We may take steps to appoint independent directors to our Board of Directors if and when we are able to identify appropriate candidates willing to serve. Although they do not meet the definition of “independent” as established by NASDAQ, the two members of our audit committee, Raymond Gaytan and Stephen Weber are neither affiliated with nor employed by us. We do not currently have a nominating or compensation committee.

Our Board of Directors will continually monitor the standards established for director independence under applicable law or listing requirements and will take all reasonable steps to assure compliance with those standards.

Item 13. Exhibits

EXHIBIT NUMBER	DESCRIPTION

2.1*	Stock Purchase Agreement dated January 23, 2006 between iStorage Networks, Inc. and Landbank, LLC.
2.2*	Stock Purchase Agreement dated January 23, 2006 between M. Thomas Makmann and iStorage Networks, Inc.
3.1*	Certificate of Incorporation of the Company, formerly Camryn Information Services, Inc., dated May 13, 1997.
3.2*	Certificate of Renewal and Revival of Charter dated October 29, 2004.
3.3*	Certificate of Amendment to the Certificate of Incorporation to change name to iStorage Networks, Inc., dated November 8, 2004.
3.4*	Certificate of Amendment to the Certificate of Incorporation to change name to Landbank Group, Inc., dated January 27, 2006.
3.5*	Certificate of Amendment to the Certificate of Incorporation, dated June 29, 2006, reflecting the reverse split of the Company’s common stock.
3.6*	Amended and Restated By-Laws of the Company adopted November 2, 2006.
10.1*	Agreement with ICR dated August 1, 2005 as amended June 27, 2006.
10.2*	2006 Stock Incentive Plan
10.3*	Form of Stock Option Agreement under 2006 Stock Incentive Plan.
11	Statement re computation of per share earnings (see Statement of Operations and Notes to Financial Statements).
21*	Subsidiaries of the Company.
23	Consent of Kabani & Company, Inc., independent auditors.
31.1	Certifications of President and CEO required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.
31.2	Certification of CFO required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.
32.1	Section 1350 certifications by President and Chief Executive Officer.
32.2	Section 1350 certification by Chief Financial Officer.

*	Incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on January 4, 2007.

Item 14. Principal Accountant Fees and Services

Kabani & Company, Inc. has audited the Company’s financial statements since fiscal year 2005 (Kabani has audited the financial statements of Landbank, LLC since fiscal year 2005; fiscal year 2006 will be Kabani’s first audit of the Company’s financial statements), and the Audit Committee of the Board of Directors of the Company has selected Kabani & Company, Inc. as the Company’s independent auditors to audit the financial statements of the Company for the fiscal year ending December 31, 2007.

Fees Paid to Kabani & Company, Inc.

Audit Fees

In 2006, Kabani & Company, Inc. billed the Company an aggregate of $43,252 for the audit of Landbank, LLC’s fiscal year 2005 annual financial statements and the review of the Company’s fiscal year 2006 quarterly financial statements. Kabani & Company, Inc. was retained by the Company in June 2006, so there were no billings by Kabani to the Company prior to fiscal year 2006. The Company’s current operations commenced in fiscal year 2005, with Kabani performing the audit in 2006 of the Company’s first completed year of operations.

Audit-Related Fees

In 2006, Kabani & Company, Inc. billed the Company an aggregate of $43,252, of which $35,752 was for the audit of Landbank, LLC’s fiscal year 2005 financial statements and the remaining $7,500 was for the quarterly review of the Company’s fiscal year 2006 financial statements. The Company paid the entire $43,252 during fiscal year 2006 and did not have an open balance with Kabani as of December 31, 2006. No other services were provided to the Company by Kabani during fiscal year 2006, and no other fees were billed by Kabani nor paid by the Company during fiscal year 2006. As previously mentioned, Kabani was retained by the Company in June 2006 to audit/review the financial statements of the Company’s current operations, so there were no audit/review fees of any kind billed to the Company prior to fiscal year 2006.

Tax Fees

During fiscal year 2006, the Company recorded accounting/professional fees totaling $126,805 that were billed to the Company by Gaytan, Baumblatt, & Leevan, LLP (“GBL”), which is owned by Ray Gaytan, a Director of the Company (see note 7 of the accompanying notes to the financial statements). These fees included tax advice and the preparation of the Company’s annual tax returns. GBL has prepared all of the Company’s tax returns relating to its current operations. Kabani & Company, Inc. has not provided any tax related services to the Company.

All Other Fees

In 2006 and 2005, Kabani & Company, Inc. did not bill the Company for professional services other than the audit services and audit-related services described above.

The Audit Committee has determined that the provision of non-audit services by Kabani & Company, Inc. is compatible with maintaining auditor independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDBANK GROUP, INC.

Date: March 30, 2007	By:	/s/ Douglas Gravink
Douglas Gravink
CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Doug Gravink	Chief Executive Officer and Director	March 30, 2007
Doug Gravink	(Principal Executive Officer)

/s/Gary Hewitt	President, Secretary and Director	March 30, 2007
Gary Hewitt	(Principal Executive Officer)

/s/John Genesi	Chief Financial Officer	March 30, 2007
John Genesi	(Principal Financial Officer)

/s/John Beck	Director	March 30, 2007
John Beck

/s/Ray Gaytan	Director	March 30, 2007
Ray Gaytan

/s/Stephen Weber	Director	March 29, 2007
Stephen Weber

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1*	Stock Purchase Agreement dated January 23, 2006 between iStorage Networks, Inc. and Landbank, LLC.
2.2*	Stock Purchase Agreement dated January 23, 2006 between M. Thomas Makmann and iStorage Networks, Inc.
3.1*	Certificate of Incorporation of the Company, formerly Camryn Information Services, Inc., dated May 13, 1997.
3.2*	Certificate of Renewal and Revival of Charter dated October 29, 2004.
3.3*	Certificate of Amendment to the Certificate of Incorporation to change name to iStorage Networks, Inc., dated November 8, 2004.
3.4*	Certificate of Amendment to the Certificate of Incorporation to change name to Landbank Group, Inc., dated January 27, 2006.
3.5*	Certificate of Amendment to the Certificate of Incorporation, dated June 29, 2006, reflecting the reverse split of the Company’s common stock.
3.6*	Amended and Restated By-Laws of the Company adopted November 2, 2006.
10.1*	Agreement with ICR dated August 1, 2005 as amended June 27, 2006.
10.2*	2006 Stock Incentive Plan
10.3*	Form of Stock Option Agreement under 2006 Stock Incentive Plan.
11	Statement re computation of per share earnings (see Statement of Operations and Notes to Financial Statements).
21*	Subsidiaries of the Company.
23	Consent of Kabani & Company, Inc., independent auditors.
31.1	Certifications of President and CEO required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.
31.2	Certification of CFO required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.
32.1	Section 1350 certifications by President and Chief Executive Officer.
32.2	Section 1350 certification by Chief Financial Officer.

*	Incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on January 4, 2007.