Form 10QSB
period 2007-03-31
LandBank Group Inc
filed 2007-05-15
CIK 1377053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2007

Commission file number: 333-83231

LANDBANK GROUP, INC
(Exact Name of Registrant as specified in its charter)

Delaware	20-1915083
(State of incorporation)	(IRS Employer Identification No.)

7030 Hayvenhurst Avenue, Van Nuys, CA	91406
(Address of principal executive offices)	(Zip Code)

(818) 464-1614
(Registrant's telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity: 9,928,664 shares of Common Stock ($.001 par value) as of May 11, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I FINANCIAL INFORMATION

LANDBANK GROUP, INC. AND SUBSIDIARY
Unaudited Consolidated Financial Statements and Accompanying Notes

For the Three Month Periods Ended March 31, 2007 and 2006

LANDBANK GROUP, INC. AND SUBSIDIARY

Page
Consolidated financial statements
Consolidated Balance Sheet (Unaudited)	2
Consolidated Statements of Operations (Unaudited)	3
Consolidated Statements of Cash Flows (Unaudited)	4
Notes to consolidated financial statements (Unaudited)	5 - 17

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)
LandBank Group, Inc. and Subsidiary
Consolidated Balance Sheet
As of March 31, 2007 (Unaudited)

ASSETS

Current assets
Cash & cash equivalents	$439,251
Inventory - land parcels	2,956,908
Other receivable	3,807
Prepaid expenses	189,279
Total current assets	3,589,245

Property & equipment, net	17,325

Total assets	$3,606,570

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$94,906
Due to related parties	2,767,987
Accrued expenses	322,721
Loan payable - current portion	43,183
Deferred income	758,511

Total current liabilities	3,987,308

Loan payable - non-current portion	460,262

Shareholders' deficit
Common stock, 100,000,000 shares authorized; $0.0001
par value; 9,835,331 issued and outstanding	984
Additional paid in capital	413,461
Accumulated deficit	(1,255,445)

Total shareholders' deficit	(841,000)

Total liabilities and shareholders' deficit	$3,606,570

The accompanying notes are an integral part of these consolidated unaudited financial statements

Landbank Group Inc. and Subsidiary
Consolidated Statements of Operations
For The Three Month Periods Ended March 31, 2007 and 2006 (Unaudited)

	2007	2006

Revenue, net	$901,707	$1,657,341

Cost of revenue
Direct selling expenses	494,507	939,865
Royalty to related party	142,520	251,117

Total cost of sales	637,027	1,190,982

Gross profit	264,680	466,359

Operating expenses
Rent, related party	5,556	5,553
Professional fees, related parties	5,383	30,700
Professional fees	28,759	91,310
Legal fees	63,777	71,703
Directors and officers compensation	41,344	-
General & administrative expenses	204,884	90,070

Total operating expenses	349,703	289,336

Income (loss) from operations	(85,023)	177,023

Other expenses
Merger-related costs	-	(140,000)
Interest expenses - bank	(12,411)	(14,830)
Interest expenses - related parties	(39,714)	(18,549)

Total other expenses	(52,125)	(173,379)

Income (loss) before income taxes	(137,148)	3,644

Provision for income taxes	1,600	-

Net income (loss)	$(138,748)	$3,644

*Basic and diluted weighted average number
of common stock outstanding	9,835,331	9,630,538

Basic and diluted net income (loss) per share	$(0.01)	$0.00

The accompanying notes are an integral part of these consolidated unaudited financial statements

*Basic & diluted shares outstanding are considered same due to its anti-dilutive nature.

LandBank Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Three Month Periods Ended March 31, 2007 and 2006 (Unaudited)

	2007	2006
Cash flows from operating activities:
Net income (loss)	$(138,748)	$3,644
Adjustments to reconcile net income (loss) to net cash
Provided by (used in) operating activities:
Depreciation - capital equipment	3,464	-
Options granted to Directors & Officers	13,844	-
Changes in current assets and liabilities:
(Increase) decrease in current assets
Inventory - land parcels	280,355	346,740
Other receivable	4,736	-
Prepaid expenses	24,896	196,557
Increase (decrease) in current liabilities
Accounts payable	(39,297)	43,466
Accrued expenses	(7,726)	2,536
Deferred income	(36,156)	(849,535)

Total adjustments	244,116	(260,236)

Net cash provided by (used in) operating activities	105,368	(256,592)

Cash flows from investing activities
Equipment purchases	(20,789)	-

Cash flows from financial activities
Due to related parties	98,138	(177,581)
Repayment of loans	(9,436)	(32,800)

Net cash provided by (used) in financial activities	88,702	(210,381)

Net increase (decrease) in cash and cash equivalents	173,281	(466,973)

Cash and cash equivalents - beginning balance	265,970	631,425

Cash and cash equivalents - ending balance	$439,251	$164,452

Supplemental disclosure of cash flows information:

Taxes paid	$1,600	$-

Interest paid	$12,411	$14,830

The accompanying notes are an integral part of these consolidated unaudited financial statements

LANDBANK GROUP, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The exchange of shares with Landbank, LLC was accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of Landbank, LLC obtained control of the consolidated entity (collectively, “the Company”). Accordingly, the merger of the two companies was recorded as a recapitalization of Landbank, LLC, where as Landbank, LLC was treated as the continuing entity. The historical results for the three month periods ended March 31, 2007 and 2006 include Landbank, LLC and Landbank Group, Inc. (from the acquisition date).

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

The types of real estate acquired and sold by the Company include undeveloped acreage, houses, and lots. These parcels are marketed nationwide. To date, the Company has acquired properties in Arizona, Colorado, Florida, Michigan, New Mexico, Nevada, Oklahoma, New York, Pennsylvania, Texas, and in the State of Chihuahua, Mexico.

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

The Company also has a satellite office in American Fork, Utah, a processing and acquisition office in Alameda, California, and a sales office in Phoenix, Arizona. The Company shares office space at all three locations with its affiliates.

Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of Landbank management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for periods are not necessarily indicative of results for the entire year. These financial statements and accompanying notes should be read in conjunction with our annual financial statements and the notes thereto for the year ended December 31, 2006, included in our Annual Report on Form 10KSB, filed with the Securities and Exchange Commission.

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

The Company also reviews its properties to identify problems/issues that may reduce a property’s value, such as, but not limited to, zoning issues, right of way issues, and failed per tests. Any of these problems, and similar problems not previously mentioned, can have an adverse affect on the estimated FMV of a property and necessitate a write down of the recorded value of said property. Should it be determined that such “problem” properties exist, the Company records the appropriate impairment charge at that time, as it writes down the value of the property to it’s estimated FMV, which, as previously mentioned, does not include any profit/markup.

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

The Company’s impairment analysis is predicated on establishing an accurate estimate of a property’s FMV. This estimate of FMV is based on the analysis of known trends, demands, commitments, events and uncertainties. As previously stated, the Company reviews all relevant information at its disposal at the time its impairment analysis is being performed, and uses that data to assess what impairment charges, if any, have been incurred. However, estimated FMV can be difficult to establish and is contingent on market conditions, such as, but not limited to, supply and demand, local and national economic factors, and interest rates. Any change in these market conditions, and similar conditions not previously mentioned, could have a material impact on estimated FMV, and, therefore, future inventory impairment charges incurred by the Company. Since there is not always a readily available source for land values, the weight of all measures, as described above, are considered by management in it’s impairment analysis.

Use of estimates

The process of preparing consolidated financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Recognition of revenue and expenses

The Company follows FASB 66 - Accounting for Sales of Real Estate. Substantially all of the Company’s land sales are all-cash transactions. The Company also had a small, insignificant number of financing transactions through March 31, 2007. Because the Company’s policy for the all-cash transactions is to allow the buyer 60 days to rescind his real estate purchase, and because the Company does not issue the deed of trust on a financing sale until the note is paid in full, the deposit method of accounting is used. Under the deposit method, revenues and their related expenses, including inventory, are not recognized until the end of the buyer’s 60-day rescission period, for the all-cash sales, and at the time the note is paid in full for the financing transaction (also see note 4).

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Recent pronouncements

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

3. Due to/from related parties

The Company has amounts due to various related parties that are directors and companies related through common ownership. These amounts are unsecured, have no stated rates of interest, and have no maturity dates. Interest expense has been imputed on amounts due to related companies using a per annum rate of eight percent (8%). As of March 31, 2007, the Company had $2,767,986 due to related parties. Interest expense to related parties for the three month periods ended March 31, 2007 and 2006 was $39,714 and $18,549, respectively.

	As of March 31, 2007			As of March 31, 2006
	Principal	Interest	Total	Principal	Interest	Total
John Beck's Amazing Profits, LLC	$543,773	$-	$543,773	$(3,222)	$(3,849)	$(7,071)
Mentoring of America, LLC	54,928	7,523	62,451	41,333	3,201	44,534
HG, Inc.	1,546,679	130,067	1,676,746	467,405	18,672	486,077
HG Marketing, LLC	382,606	75,330	457,936	582,606	36,721	619,327
Family Products, LLC	-	2,393	2,393	-	2,393	2,393
Gaytan, Baumblatt, Leevan	24,688	-	24,688	-	-	-
	$2,552,673	$215,313	$2,767,987	$1,088,122	$57,138	$1,145,260

Gaytan, Baumblatt, & Leevan is an accounting firm owned by Ray Gaytan, a Director of the Company (see note 11).

4. Deferred revenue under the deposit method

The Company follows FASB 66 - Accounting for Sales of Real Estate (see note 1), and due to the Company’s 60-day refund policy, all sales transactions, and their related direct expenses, are not recognized until after the expiration of the buyer’s 60-day rescission period. Therefore, the Company records these direct expenses, which include royalties paid to an affiliate, sales commissions, merchant fees, and processing fees, as prepaid expenses until the 60-day buyer’s rescission period has expired. As of March 31, 2007, deferred revenue totaled $758,511. The following table details deferred revenue and the related direct costs as of March 31, 2007:

Deferred revenue	$758,511

Direct costs:
Land	380,708
Royalty to affiliated party	65,282
Processing fees	42,950
Merchant fees	18,276
Sales commissions	29,433
Total direct costs	536,649

Gross profit	$221,862
As a % of net revenue	29.2%

Selling expenses include a royalty paid to John Beck’s Amazing Profits, LLC (“JBAP”)(see note 11) equal to 35% of the gross profit on sales resulting from a lead provided by JBAP, 5% sales commission, credit card merchant fees, trust deed transfer costs of $50 per transaction, and property assessment fees.

5. Loans Payable

In August 2005, the Company purchased certain sections of land in Pershing County, Nevada subject to loans from Western Title Company. Each of the 18 sections of land secures their respective loan. The loans bear interest at 10% per annum and mature September 1, 2015, unless the corresponding real estate is sold sooner, in which case, the loan must be repaid.

During the three month period ended March 31, 2007, the Company made total principal payments of $9,436 and interest payments of $12,411. As of this filing, the Company is current on its payment obligations.

The scheduled principal payments on these notes are as follows:

Years ended
March 31,

2008	$40,183
2009	44,391
2010	49,039
2011	54,174
2012	59,847
Thereafter	255,811

Total	503,445
Current portion	43,183

Long-term portion	$460,262

6. Prepaid Expenses

Prepaid expenses totaled $189,279 as of March 31, 2007 and consisted of rent, insurance, audit fees, travel advances, and direct costs associated with the Company’s deferred revenue. The Company follows FASB 66 - Accounting for Sales of Real Estate (see note 1), and due to the Company’s 60-day refund policy, all sales transactions, and their related direct expenses, are not recognized until after the expiration of the buyer’s 60-day rescission period. Therefore, the Company records these direct expenses, which include royalties paid to an affiliate, sales commissions, merchant fees, and processing fees, as prepaid expenses until the 60-day buyer’s rescission period has expired. Prepaid rent represents the last monthly rent payment due on the Company’s office in Alameda, California, and prepaid insurance relates to both the Company’s general liability and directors & officers insurance policies and are expensed over the one-year term of the policies. The audit fees are in relation to the Company’s fiscal year 2006 audit and are being expensed over the twelve month period beginning in January 2007 and ending in December 2007. The following table details prepaid expenses as of March 31, 2007:

As of 3/31/07
Rent	2,368
Insurance	7,970
Audit fees	22,500
Travel advance	500
Merchant fees	18,276
Sales commissions	29,433
Royalties to an affiliate	65,282
Processing fees	42,950
189,279

7. Property & Equipment

As of March 31, 2007, the Company had net property & equipment totaling $17,325, which consisted of computers and related computer hardware. These assets were purchased for use in the Company’s Alameda office and were put into service in February 2007. These assets were recorded at their cost of $20,789, which included the purchase price, tax, and freight. The Company is depreciating these assets over a twelve (12) month period beginning February 2007, with the monthly depreciation totaling $1,732. During the three month period ended March 31, 2007, the Company recorded depreciation expense of $3,464.

8. Accounts Payable

Accounts payable consist of normal expenses incurred during the course of business, and the Company’s payables are current with regard to vendor terms. Accounts payable totaled $94,906 as of March 31, 2007, with three vendors accounting for approximately $85,800 of the total. Approximately $64,000 was owed to the Company’s outside attorneys, $15,000 was owed to the Company’s independent outside auditors (this balance was paid in full on April 12, 2007), and an additional $6,800 was due to a consultant retained by the Company to assist in locating properties for the Company to purchase.

9. Accrued Expenses

Accrued expenses totaled $322,721 as of March 31, 2007 and consisted of $155,000 owed to Piping Partners Holdings, LLC (see note 13), $84,000 related to shares to be issued to a consultant (see note 10), $55,796 in accrued payroll and related expenses, $7,500 in accrued audit fees, $20,000 in accrued legal fees, and $425 in accrued insurance.

10. Stockholders’ Deficit

Retro-active recapitalization of shares outstanding

As stated above in note 2, the Company acquired all of the membership interests of Landbank, LLC on January 26, 2006. As a result, the Company’s stockholder equity was retroactively restated to reflect the equivalent number of shares received in the merger, which was 8,200,002 as adjusted for the 1 for 10 reverse stock split on June 30, 2006 (82,000,000 pre-split). Stockholders’ equity was $82,373 as of December 31, 2005.

Common Stock Issued

The Company did not issue any shares of its common stock during the three month period ended March 31, 2007. The only equity transaction during the same period in fiscal year 2006 was the above mentioned transfer of shares relating to the acquisition of Landbank, LLC (see note 2).

Common Stock to be issued

Pursuant to the terms of its agreement with Aurelius Consulting Group, Inc. (see note 9), the Company is to issue shares worth $12,000 per month to Aurelius as compensation for services provided. As of March 31, 2007, the Company had accrued $84,000 as a current liability in relation to shares owed to Aurelius for services provided. The $84,000 represents the final compensation owed to Aurelius per the terms of the above referenced agreement, and the entire $84,000 of accrued expense was recorded as of December 31, 2006.

On April 4, 2007, the Company issued 93,333 shares of its common stock as payment in full for the $84,000 in accrued professional fees. The total number of shares of the Company’s common stock issued and outstanding immediately after the issuance of the 93,333 shares was 9,928,664.

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

All fractional shares are rounded up and the authorized shares were reduced to 100,000,000. The financial statements have been retroactively restated for the effects of the above stock splits

11. Related-party transactions

The Company pays a royalty to related companies equal to 35% of gross profit received by the Company on each all-cash sale generated by leads provided by that related company. Gross profit is defined as land sale revenue reduced by inventory cost, sales commissions, credit card merchant fees, and deed of trust transfer costs. The related companies are indirectly owned and controlled by two of the Company’s principal stockholders, who are also officers and directors of the Company. A third director of the Company receives a profit participation of 50% of the royalty payments received by one of the related companies, pursuant to its royalty agreement with the Company, for his services to that related company. During the three month periods ended March 31, 2007 and 2006, the Company recorded royalty expense to related parties of $142,520 and $251,117, respectively. The Company had prepaid royalty expense to related parties of $65,282 as of March 31, 2007 (see note 4).

The Company has an agreement with Investment Capital Researchers, Inc. (“ICR”), a Company owned by a member of the Company’s Board of Directors. Pursuant to the agreement, ICR received 200,000 shares (post-split) of the Company’s common stock on June 30, 2006 and may receive an additional 200,000 shares of the Company’s common stock (post-split) upon the achievement of specified milestones. Under the terms of the agreement, the issued shares can only be sold or transferred over a four-year period at the rate of 100,000 on each anniversary of the closing date of a secondary offering. All shares issued pursuant to this agreement will be restricted securities. The 200,000 shares issued on June 30, 2006 were valued at $120,000 based on fair value of the shares at the time of issuance. The Company expensed the entire $120,000 as non-cash consulting fees during the six month period ended June 30, 2006,

The Company shares its principal office in Van Nuys and its offices in both American Fork and Alameda with related parties. The Company does not pay rent for its Van Nuys and American Fork facilities, but, if it were required to pay rent on these facilities, the Company estimates the combined monthly rent value being approximately $1,200, which the Company deems as not material. The related parties are companies owned and controlled by two of the Company’s principal stockholders, who are officers and directors of the Company. The Company's office in Phoenix, Arizona is subleased from a related company owned by two of the Company’s directors. Under the terms of the sublease arrangement, the Company pays a pro rata share of the rent paid by the related company, based upon the portion of the space occupied by the Company. During the three month periods ended March 31, 2007 and 2006, the Company recorded related party rent expense totaling $5,556 and zero, respectively.

On December 22, 2006, the Company entered into a lease for approximately 1,200 square feet of office space in Alameda, California. The lease is for a term of twenty-five (25) months, commencing January 1, 2007. Per the terms of the lease, the first month is rent-free, with a base rent of $2,295 per month for months two (2) through twelve (12) and $2,366 per month for months thirteen (13) through twenty-five (25). The Company is also responsible for paying its pro-rated share of certain expenses, such as property taxes. The monthly rent and related expenses for the Alameda office are to be allocated to both the Company and its affiliate, Mentoring of America, LLC (“MAC”), with each company paying 50% of the expenses associated with maintaining this office.

The following table details the Company’s rent expense commitments per the terms of the applicable lease agreements. The Company’s lease for its Arizona office expires in January 2008, while the lease for its Alameda office expires in January 2009. These two leases represent the only office leases currently entered into by the Company.

	2007	2008	2009
Arizona Office	$22,224	$1,852	$-

Alameda Office	12,623	14,196	1,183

Total	$34,847	$16,048	$1,183

A director of the Company has, through his accounting firm, provided accounting service to the Company. The Company recorded related party accounting expense totaling $5,383 during the three month period ended March 31, 2007. The Company incurred $30,700 in related party accounting expense during the same period in fiscal year 2006.

The Company currently pays no salary or other compensation to its Chief Executive Officer or President. The Company’s Chief Financial Officer is paid an annual base salary of $110,000 for 2007.

12. Concentration of Credit Risk

The Company maintains certain cash balances with a commercial bank. The Company’s cash balance of $439,251 as of March 31, 2007 was approximately $339,251 above insured limits.

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

In return for the above mentioned services, the Company was to pay ACG/RC a total of $150,000 in cash and restricted shares of the Company’s common stock. The cash portion totaled $44,000, with $20,000 down and $24,000 in eight monthly installments of $3,000 each. The remaining $106,000 was to be paid in stock, with $10,000 to be paid immediately and the remainder in eight monthly installments of $12,000 each. As of December 31, 2006, the Company had recorded all of the expenses relating to its agreement with ACG/RC.

As of March 31, 2007, the Company had paid ACG/RC $41,000 in cash, with the remaining $3,000 of the cash portion recorded under accounts payable, and had issued 24,445 shares (post-split) of stock valued at $14,667 based on fair value of the shares at the time of issuance, which was expensed as professional fees during the six month period ended June 30, 2006. As of March 31, 2007, the Company had an $84,000 accrued liability relating to the shares owed to ACG/RC for services provided. As previously stated, the $84,000 expense had been recorded as of December 31, 2006.

On April 4, 2007, the Company issued 93,333 shares of its common stock as payment in full for the $84,000 in accrued professional fees. The total number of shares of the Company’s common stock issued and outstanding immediately after the issuance of the 93,333 shares was 9,928,664.

Agreement with Piping Partners Holdings, Inc.

On January 25, 2006, the Company entered into an agreement with Piping Partners Holdings, LLC (“PPH”) to assist the Company in seeking quotation of the Company’s shares on the Over the Counter Bulletin Board (“OTCBB”).

Per terms of this agreement with PPH, the Company agreed to pay PPH a success fee, which includes any and all application and filing fees and expenses, of $235,000, which is to be paid upon active quotation, with PPH’s assistance, of the Company’s shares on the OTCBB, less any advance amounts, and a $10,000 advance for legal services engaged by PPH, and approved by the Company, in connection with the Exchange Act Reports.

As of March 31, 2007, the Company had paid PPH the above mentioned $10,000 advance for legal services and an additional $70,000 advance towards fees incurred by PPH in relation to their services provided to the Company. The remaining $155,000 owed to PPH was recorded as an accrued liability as of March 31, 2007.The entire $235,000 owed to PPH was expensed during the Company’s fiscal year 2006, which ended December 31, 2006.

14. Options Granted to Directors and Officers

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

On March 13, 2007, the Company granted an option to its Chief Financial Officer (“CFO”) to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.02 per share. The option vests over a four (4) year period, with 25 % vesting of the shares vesting on March 12, 2008 and the remaining shares vesting at 1/48th per month thereafter until the option is vested and exercisable with respect to 100% of the shares. The term of the option is ten (10) years, with an expiration date of March 12, 2017. The option grant was valued at $2,000 as of the date of grant using the Black-Sholes option pricing model in accordance with FAS 123R using the following assumptions: volatility of 469.34%, Wall Street Journal prime interest rate of 4.69%, zero dividend yield, and an expected life of four (4) years. The Company expensed the entire $2,000 value of the option during the three month period ended March 31, 2007.

On December 28, 2006, the Company granted options to two of its Directors, one of whom is the Company’s Chief Executive Officer and the other the President, in consideration of their service as Directors of the company. Each Director was granted an option to purchase 100,000 shares of common stock at an exercise price of $0.12 per share, the fair value of the Company’s common stock on the date of grant, in consideration of their service as a director of the company. Each option grant was valued at $11,681 as of the date of grant using the Black-Sholes option pricing model in accordance with FAS 123R using the following assumptions: volatility of 191.06%, risk free interest rate of 4.69%, dividend yield of zero, and expected life of five (5) years. Each of the options vests as follows: 50% of the shares subject to each option will vest upon achievement of a specified performance goal related to the Company’s stock price and the remainder will vest on a quarterly basis thereafter at a rate of 25% per quarter. The options will not vest and the options will expire in the event that the performance goal is not achieved within the timeframe specified by the goal. The term of the option, and the implied service condition, is one year from the date of grant, so the Company began expensing the value of these options, $1,948 per month ($974 per option), over the twelve-month term beginning in December 2006. Accordingly, the Company recorded $5,844 in expense relating to these option grants during the three month period ended March 31, 2007.

On November 9, 2006, the Company granted options to each of its two independent directors to acquire 1,200,000 shares (600,000 shares per director) of the Company’s common stock pursuant to the Plan. Each option grant was valued at $59,963 ($119,926 in the aggregate) as of the date of grant using the Black-Sholes option pricing model in accordance with FAS 123R using the following assumptions: volatility of 125.95%, risk free interest rate of 4.60%, dividend yield of zero, and expected life of five (5) years. The options vest as follows: 20% of the shares subject to each option vested on December 31, 2006 and 20% of the shares subject to each option vest each year thereafter. During the year ended December 31, 2006, the Company recorded $23,986 of compensation based on the fair value method under FAS 123R and is expensing the remaining value of the options at the rate of $2,000 per month until the entire $119,926 has been expensed. The Company expensed $6,000 in relation to these options during the three month period ended March 31, 2007.

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

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	1,400,000-	-	-
Granted	100,000	-	-
Forfeited	-	-	-
Exercised			-
Outstanding March 31, 2007	1,500,000	$0.02	-

Following is a summary of the status of options outstanding at March 31, 2007:

Outstanding Options			Exercisable Options

Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$0.0001	1,200,000	4.86	$0.0001	240,000	$0.0001
$0.12	200,000	4.99	$0.12	-	$0.12
$0.02	100,000	3.95	$0.02	-	$0.02

15. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $1,255,445 as of March 31, 2007, including a net loss of $138,748 for the three month period ended March 31, 2007. The Company’s total liabilities exceeded its total assets by $841,000 as of March 31, 2007. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern

1.
Hired additional Land Acquisition Specialists to help acquire more properties, as well as a more diversified mix of properties, that will allow the Company to increase sales volume while minimizing the risk of saturating a particular market, or geographic location, and thereby adversely affecting the ability of the Company’s customers to resell their properties at a profit.

2.	Hired consultants to assist the Company in securing additional financing (see note 13).

Management believes that actions presently being taken to (1) obtain additional funding, and (2) implement its strategic plans provide the opportunity for the Company to continue as a going concern. Furthermore, two of the principal shareholders have demonstrated both their ability and willingness to lend working capital to the Company and are committed to doing so into the future. As of March 31, 2007, these principal shareholders have directly, and indirectly, lent the company $2,743,299 (see note 3).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this Form 10-QSB filing. In addition to the historical financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this Form 10-QSB filing.

The Company acquired Landbank, LLC and its real property operations in January 2006. Concurrent with this acquisition, there was also a change in management and principal ownership of the Company. Prior to its acquisition of Landbank, LLC, the Company was engaged, through its former operating subsidiary, iStorage Networks, Inc (iSNG), in the development of computer network storage solutions. From 1999 through November 2004, the Company was dormant, with no operations. It was only during the period from November 2004 to December 2005 that the Company, as iSNG, was operational. Landbank, LLC had only a limited operating history prior to being acquired by the Company, commencing operations in the second quarter of 2005 and had no operations, assets or liabilities as of December 31, 2004.

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

We currently have operations in nine states, and have also acquired properties in Mexico. We are not dependent on any single customer and no customer represents over 10% of our total revenues.

The objective of the Company is to achieve and sustain a manageable growth rate that will enable it to become a market leader in its field. Management believes that this objective can be achieved by expanding the Company’s “direct to consumer” marketing efforts, developing networking responsiveness to assess buyer satisfaction, and dedicating additional resources to acquisition efforts. To date, marketing efforts have indicated that customers who buy may have a recurring need to buy for investment and/or resale purposes. Consequently, each customer represents the potential for multiple sales. The fact that the Company operates in several geographical regions tends to mitigate any seasonal or regional factors that might impact its business operations.

The Company finances its operations by loans from affiliated companies and revenues generated from operations. From the commencement of operations in the second quarter of 2005 through March 31, 2007, the Company had net borrowings from its affiliates, including accrued interest, of $2,767,987 and net revenues totaling $6,722,286, of which $1,835,891 was gross profit, which is defined as revenue less the cost of the land, processing fees, merchant fees, dues and taxes, and royalties. We derive revenue solely from the sale of the properties we acquire.

We incur the following costs of revenue:

Operating Expenses

Sales and Marketing Expense: Our sales and marketing expenses, excluding royalty agreements, consist primarily of personnel costs for our sales and marketing staff, sales commissions, travel and lodging, marketing programs, allocated facilities, and other related overhead. We pay commissions as we recognize revenue and collect receivables.

Acquisition Team: We have a team of six acquisition specialists responsible for identifying and acquiring suitable properties. Expenses consist primarily of personnel costs for team members, purchase commissions, travel and lodging, and other related overhead. We pay commissions only upon completion of the purchase transaction, including transfer of the deed.

General and Administrative Expenses: Our general and administrative expenses consist of personnel costs for executives and staff (finance/accounting and human resources), as well as costs relating to travel and lodging, accounting/audit services, legal and other professional services, and other costs incurred during the normal course of operations.

Acquisition Costs: To date we have acquired all of our properties, with the exception of certain parcels in Nevada, for cash. The average cost of properties that we acquire varies depending on the size, location and other specific characteristics of each property.

Income Taxes: Our income tax expense includes the tax obligations for the multiple tax jurisdictions in which we operate. The income tax expense is affected by the profitability of our operations in the jurisdictions in which we operate, the applicable tax rate for these jurisdictions, and our tax policies. We make significant estimates in determining our consolidated income tax expense. If our actual amounts differ from these estimates, our provision for income taxes could be materially impacted.

Royalty payment: We derive a significant number of customers from databases developed by certain of our affiliates. Pursuant to royalty agreements, we pay a royalty to these affiliates equal to 35% of gross profits (less acquisition costs) earned by us on any cash sale of a property to a customer referred to us under these royalty agreements. Our ability to draw on these customer databases significantly reduces our direct sales and marketing expenses.

In the future, the Company intends to continue to make use of its affiliate databases, but also hopes to develop other distribution methods, particularly where the Company acquires a significant number of lots in one area. The Company intends to expand its purchasing of suitable properties to include as many different states/geographic regions as its current resources will allow.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2007 TO THE THREE MONTHS ENDED MARCH 31, 2006

Results of Operations

Net revenue for the three month period ended March 31, 2007 was $901,707, which represents a decrease of $755,634, or 45.6%, from the $1,657,341 recorded during the same period in fiscal year 2006. The decrease in net revenue is the result of fewer properties being sold during the period ended March 31, 2007 as compared to the same three month period in 2006. The total number of properties sold in the three month period ended March 31, 2007 was 388, a decrease of 743 units, or 65.6%, from the 1,131 units sold during the same period in fiscal year 2006. The decrease in the number of units sold is primarily attributable to the Company’s lack of a diversified inventory of properties to sell, which limits the number of properties that the Company can sell as it must be careful not to sell too many properties in one particular market, or geographic region, and risk saturating that particular market and adversely affecting the ability of the Company’s customers to resell their property at a profit. The continued diversification of the Company’s mix of properties sold is an important aspect of its business strategy, as a diversified portfolio of properties to sell may allow the Company to significantly increase both sales volume and net revenue while potentially minimizing the risk of flooding, or saturating, a particular market with properties and adversely affecting our customers’ ability to resell their property at a profit. Although the number of properties sold decreased from the same period in fiscal year 2006, the average selling price increased by $859 per property sold, or 58.6%, from an average of $1,465 per property sold in the first quarter of fiscal year 2006 to an average of $2,324 per property sold in the first quarter of fiscal year 2007. The increase in the average selling price is primarily attributable to the Company offering higher quality properties that, in some cases, were larger and in better locations then properties sold during the three month period ended March 31, 2006.

The following table details the number of properties sold, the state in which the properties sold were located, and the net revenue generated by the properties sold for the three month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007		2006
	Units	Revenue (000s)	Units	Revenue (000s)
Arizona	4	$6.2	-	$-
Colorado	7	56.3	-	-
Florida	(1)	(9.5)	-	-
New Mexico	(1)	(6.1)	-	-
Oklahoma	8	5.3	251	421.3
Pennsylvania	172	482.8	842	70.8
Texas	199	366.7	38	1,165.2
	388	$901.7	1,131	$1,657.3

Cost of goods sold during the three month period ended March 31, 2007 totaled $637,027, a decrease of $553,955, or 46.5%, from the $1,190,982 incurred during the same period in fiscal year 2006. The decrease in cost of goods sold is attributable to the decrease in the number of properties sold, as the Company sold 743 fewer properties during the three month period ended March 31, 2007 as compared to the same period in 2006. The average cost per property sold during the three month period ended March 31, 2007 was $1,642 as compared to $1,053 during the same period in fiscal year 2006. The average land cost increased by 46.6%, from an average of $652 per property sold during the three month period ended March 31, 2006 to $956 per property sold during the same period in fiscal year 2007. This increase is attributable to the improved quality (size, location, amenities, etc) of the properties sold during the three month period in fiscal year 2007 as compared to the same period last year. Royalties paid to an affiliated company averaged $367 per property sold during the March 31, 2007 period, an increase of $145, or 65.3%, as compared to the $222 per property sold during the same period in fiscal year 2006. The increase in royalties is due to the higher gross profit achieved by the Company, which results in an increase in the royalty owed to the affiliated company (see note 11 of the accompanying notes to the financial statements). The average sales commission paid per property sold was $103 during the three month period ended March 31, 2007, which represents an increase of $48, or 87.3%, as compared to the average sales commission of $55 per property sold during the same period in fiscal year 2006. Sales commissions paid are based on a percentage of the gross selling price of each property sold by the Company’s sales personnel, so the increase in the average selling price of the properties sold during the three month period ended March 31, 2007 (see revenue explanation above), as compared to the same period in fiscal year 2006, resulted in higher average sales commissions per property sold. Processing fees averaged $133 per property sold during the period ended March 31, 2007, an increase of $68, or 105%, from the $65 per property sold that was averaged during the same period last year. Processing fees are, for the most part, dictated by individuals and agencies who are not controlled by the Company, so the increase in processing costs represents higher fees being charged to the Company by the various individuals and agencies that process the deeds and other paperwork associated with the buying and selling of the Company’s properties. The average merchant fee per property sold during the period ended March 31, 2007 was $82, an increase of $44, or 116%, as compared to the $38 average that was incurred during the same period in fiscal year 2006. Merchant fees, much like sales commissions, are calculated on the gross selling price of the property sold, so the significant increase in the average selling price of the properties sold during the three month period in fiscal year 2007, as compared to the same period in fiscal year 2006, resulted in a higher per property average.

The Company’s cost of goods sold, and the corresponding average per property sold, for the three month periods ending March 31, 2007 and 2006 is detailed below:

	Three Months Ended March 31,
	2007		2006
	Total (000s)	Per lot average	Total (000s)	Per lot average
Land cost	$370.8	$956	$737.3	$652
Processing fees	51.7	133	73.4	65
Merchant fees	31.9	82	42.7	38
Royalty to related party	142.5	367	251.1	222
Sales commissions	40.1	103	61.9	55
Dues & taxes	-	-	24.5	22
	$637.0	$1,642	$1,190.9	$1,053

Gross profit for the three months ended March 31, 2007 was $264,680, which represents 29.4% of net revenue. During the same period in fiscal year 2006, gross profit totaled $466,359, which was 28.1% of net revenue. The decrease in gross profit as measured in dollars was due to the decrease in the number of properties sold during the three month period in fiscal year 2007 as compared to the same period in fiscal year 2006. As measured as a percentage of net revenue, gross profit increased during the current year period due to the significant increase in the average selling price of the properties sold. The average selling price increased by approximately 59% while the average cost of the properties sold increased by only 56%, resulting in a higher gross margin for the three month period ended March 31, 2007 as compared to the same period in fiscal year 2006.

Operating expenses totaled $349,703 during the three months ended March 31, 2007, which represents an increase of $60,367, or 20.8%, from the $289,336 that was incurred during the same period last year. Salaries and related expenses increased by $88,952 from the $59,940 incurred during the same three month period in fiscal year 2006. The increase in salaries and related expenses is due to increased headcount, with the Company having six (6) full-time employees during the 2006 period and fifteen (15) during the 2007 period. Compensation paid to directors and officers increased by $41,344 during the current period due to the cash compensation paid to the Company’s Chief Financial Officer, which totaled $27,500, and the expensing of options granted to certain directors and officers of the Company, which totaled $13,844. Accounting/audit fees increased by $12,000 during the current period, as compared to the same period last year, as the Company began accruing the audit/quarterly review fees that it anticipates incurring in relation to being a public entity. Insurance expenses increased by $13,946 during the three months ended March 31, 2007 as a result of the Company securing insurance policies normally associated with running a company (directors & officers, general liability, workers’ comp, etc), none of which were in place during the three month period in fiscal year 2006. These increases, and the others listed in the table below, in operating expenses incurred during the current period were partially offset by the $107,125 decrease in professional fees, the $7,925 decrease in legal fees, and the $5,086 decrease in travel expenses that the Company experienced as compared to the same period in fiscal year 2006. The significant reduction in professional fees is almost entirely in relation to fees paid to consultants that were retained by the Company during the three month period in 2006 and who were not compensated during the same period in fiscal year 2007.

The following table details operating expenses for the three month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Salaries & related	$148.9	$59.9
Directors & Officers compensation	41.3	-
Legal fees	63.8	71.7
Accounting/audit fees	15.0	3.0
Investor relations	9.3	7.6
Professional fees	4.3	111.4
Office rent	7.9	5.6
Travel	15.5	20.5
Insurance	14.0	-
Depreciation	1.7	-
Other	28.0	9.6
	$349.7	$289.3

During the three month period ended March 31, 2006, the Company incurred a one-time cash charge of $140,000 in relation to its acquisition of Landbank, LLC (see note 2 of the accompanying notes to the financial statements). No such extraordinary charge was incurred by the Company during the three month period ended March 31, 2007.

Interest expense for the three months ended March 31, 2007 totaled $52,125, of which $12,411 was interest incurred on the Company’s bank loan (see note 5 of the accompanying notes to the financial statements) and the remaining $39,714 was interest incurred on loans from related parties (see note 3 of the accompanying notes to the financial statements). During the same period in fiscal year 2006, interest expense was $33,379, with $14,830 relating to the bank loan and the remaining $18,549 relating to loans from related parties. The increase in interest expense during the current period in fiscal year 2007, as compared to the same period in fiscal year 2006, is due entirely to interest expense relating to funds borrowed from related parties. As of March 31, 2007, the Company had related party borrowings (principal only) in the amount of $1,984,213 as compared to $1,091,344 as of March 31, 2006. The increase in the amount owed resulted in higher interest expenses.

The net loss for the three months ended March 31, 2007 totaled $138,748, which includes a $1,600 state tax expense paid by the Company in March 2007. During the same period in fiscal year 2006, the Company recorded net income of $3,644. The difference in net income/loss, as compared on a year to year basis, is attributable to the Company’s sales volume. The Company’s expenses relating to its infrastructure increased at a faster rate than the rate of growth in net revenue. The Company’s current infrastructure can support net revenue significantly higher than that experienced during the three month period ended March 31, 2007.

Assets and Liabilities

The Company had a cash balance of $439,251 as of March 31, 2007, an increase of $173,281 from the $265,970 on hand as of December 31, 2006. The increase in cash is primarily attributable to the increase in funds borrowed from related parties, with the Company borrowing an additional $98,138 during the three month period ended March 31, 2007, and cash provided by the sale of inventory, which totaled $280,355. Cash provided by operating activities was $105,368, with the aforementioned $280,355 provided via inventory sales, $24,896 generated via the reduction in prepaid expenses, and $22,044 generated via other operating activities being partially offset by the net operating loss of $138,748, the $39,297 used to pay down accounts payable, the $36,156 reduction in deferred revenue, and the $7,726 used to reduce accrued expenses. The Company used $20,789 to purchase capital equipment (computers and related hardware) during the three month period ended March 31, 2007, while financing activities provided net cash of $88,702, with $98,138 borrowed from related parties being offset by $9,436 relating to principal payments made on the bank loan.

The following is a summary of the cash provided during the three month period ended March 31, 2007:

Cash as of 12/31/06	$265,970

Net loss for three months ended 3/31/07	(138,748)
Add back depreciation - capital equipment	3,464
Add back amortization - options	13,844
Less cash used to pay down accounts
payable and accrued expenses	(47,023)
Less reduction in deferred revenue	(36,156)
Less principal payments on bank loan	(9,436)
Less capital equipment purchases	(20,789)
Add cash from inventory sold	280,355
Add cash borrowed from related parties	98,138
Add cash from reduction in prepaid expenses	24,896
Add cash from reduction in other receivables	4,736
Cash provided during three months ended 3/31/07	173,281

Cash as of 3/31/07	$439,251

Inventory was $2,956,908 as of March 31, 2007, a decrease of $280,355 from the $3,237,263 that was held as of December 31, 2006. The Company purchased $90,441 of new properties during the three months ended March 31, 2007, with $23,950 of the purchases being properties located in Texas and the remaining $66,491 being properties located in Pennsylvania. Land costs associated with the Company’s revenue for the three month period ended March 31, 2007 were approximately $370,796, which, net of the $90,441 in land purchases, equates to the aforementioned $280,355 reduction in inventory. The following is a summary of the Company’s inventory holdings as of March 31, 2007:

	Actively marketed	Being prepared for marketing	Total
Arizona	26,973	-	26,973
Colorado	269,861	-	269,861
Florida	23,574	-	23,574
Michigan	17,347	-	17,347
Mexico	-	298,348	298,348
Nevada	-	859,072	859,072
New Mexico	61,910	-	61,910
Oklahoma	17,499	-	17,499
Pennsylvania	252,338	66,353	318,691
Texas	1,062,133	1,500	1,063,632
	1,731,635	1,225,273	2,956,908

“Actively Marketed” properties are properties that are ready for immediate resale, while properties “Being Prepared for Marketing” are properties that are not currently ready to be sold due to any number of reasons, such as, but not limited to, zoning issues and title issues. In regard to the properties listed above that are categorized as “Being Prepared for Marketing”, the property in Mexico is awaiting final deeding from the previous owner to the Company. The deeding process in Mexico has proven to be a slow and tedious affair, and, based on this particular experience, the Company will carefully evaluate any future purchases of property in Mexico. The Nevada property, which is also categorized as “Being Prepared for Marketing”, has been delayed from being actively marketed as the Company awaits approval to subdivide the properties into smaller parcels. This property was originally purchased in fiscal year 2005 and is the only property that the Company has not purchased for cash in full; this property is financed by a bank loan (see note 5 of the accompanying notes to the financial statements). The remaining properties that are categorized as “Being Prepared for Marketing”, which are located in Pennsylvania and Texas, were purchased during the period ended March 31, 2007 and late in fiscal year 2006 and are in the process of being deeded to the Company.

As previously mentioned, the Company is aggressively pursuing strategies to diversify its real estate holdings. The Company believes that a broad, diversified inventory of properties may provide more buying options to our customer base while also attracting new customers who may not have previously purchased property from the Company because the Company did not offer the type of property that these individuals were interested in buying. Also, the Company believes that a diversified inventory portfolio may allow it to significantly increase both sales volume and net revenue while minimizing the potential to flood a particular market, or geographic region, with properties, and, in the process, depress property values and adversely impact the ability of our customers to resell their property at a profit.

Prepaid expenses totaled $189,279 as of March 31, 2007, a decrease of $24,896, or 11.6%, from the $214,175 as of December 31, 2006. The decrease in prepaid assets is due entirely to the decrease in prepaid expenses related to the Company’s deferred revenue. The Company follows FASB 66 - Accounting for Sales of Real Estate (see note 1 of the accompanying notes to the financial statements), and due to the Company’s 60-day refund policy, all sales transactions, and their related direct expenses, are not recognized until after the expiration of the buyer’s 60-day rescission period. Therefore, the Company records these direct expenses, which include royalties paid to an affiliate, sales commissions, merchant fees, and processing fees, as prepaid expenses until the 60-day buyer’s rescission period has expired. Prepaid accounting/audit fees are to be expensed over the twelve (12) month period beginning January 2007, while prepaid rent represents the last monthly rent payment on the Company’s office in Alameda, California. Prepaid insurance relates to both the Company’s general liability and directors & officers insurance policies and are expensed over the one-year term of the policies. The following table details prepaid expenses as of March 31, 2007:

Prepaid Expenses as of March 31, 2007
(000s)
Accounting/audit fees	$22.5
Rent - Alameda office	2.4
Travel advance	0.5
Insurance	8.0
Processing fees	42.9
Merchant fees	18.3
Royalty to related party	65.3
Sales commissions	29.4
$189.3

Property and equipment totaled $17,235, net of accumulated depreciation, as of March 31, 2007 and consisted of computers and related computer hardware. These assets were purchased for use in the Company’s Alameda office and were put into service in February 2007. These assets were recorded at their cost of $20,789, which included the purchase price, tax, and freight. The Company is expensing these assets over a twelve (12) month period beginning February 2007, with the monthly depreciation totaling $1,732. During the three month period ended March 31, 2007, the Company recorded depreciation expense of $3,464.

Current liabilities totaled $3,987,308 as of March 31, 2007, an increase of $18,948 from the $3,968,360 as of December 31, 2006. The following table details current liabilities as of March 31, 2007:

Current Liabilities as of March 31, 2007
(000s)
Accounts payable	$94.9
Due to related parties (principal & accrued interest)	2,768.0
Accrued expenses	266.9
Accrued payroll	55.8
Bank loan - current portion	43.2
Deferred revenue	758.5
$3,987.3

Accounts payable consist of normal expenses incurred during the course of business, and the Company’s payables are current with regard to vendor terms. As of March 31, 2007, accounts payable totaled $94,906, with approximately $64,000 owed to the Company’s outside attorneys, $15,000 owed to the Company’s independent auditors (the $15,000 was paid in April 2007), and $6,800 owed to a consultant hired by the firm to assist the Company in identifying, and acquiring, suitable properties for the Company to resell. Accrued expenses totaled $266,925 as of March 31, 2007 and consisted of $155,000 owed to Piping Partners Holdings, LLC (see note 13 of the accompanying notes to the financial statements), shares to be issued in the amount of $84,000 in relation to services provided by Aurelius Consulting Group, Inc./RedChip Companies (see notes 10 and 13 of the accompanying notes to the financial statements), $20,000 in accrued legal fees, $7,500 in accrued accounting fees, and $425 in accrued insurance expenses. The Company paid Piping Partners $80,000 in April 2007, reducing the amount owed to them to $75,000. On April 4, 2007, the Company issued 93,333 shares of its common stock to Aurelius Consulting Group as payment in full for the $84,000 in accrued fees. Accrued payroll and related expenses totaled $55,796 as of March 31, 2007 and consisted of accrued vacation pay and two weeks of payroll expense that had been accrued but not paid as of March 31, 2007. The Company owed related parties $2,767,987 as of March 31, 2007, which consisted of $1,984,213 borrowed from affiliated companies (see note 3 of the accompanying notes to the financial statements), accrued interest of $215,313 related to the funds borrowed from affiliated companies, accounting/professional fees totaling $24,688 owed to Gaytan, Baumblatt, and Leevan, a firm owned by a Director of the Company, and royalties owed to an affiliated company in the amount of $543,773 (see note 11 of the accompanying notes to the financial statements). The $43,183 is the current portion of a bank loan for the Nevada properties (see note 5 of the accompanying financial statements), while the deferred revenue relates to sales that have occurred as of March 31, 2007, but whose revenue has not been recognized as of March 31, 2007 in compliance with FASB 66 - Accounting for Sales of Real Estate (see note 1 of the accompanying notes to the financial statements).

As of March 31, 2007, the Company owed $503,445 to a third party who financed the Company’s purchase of properties in Pershing County, Nevada, of which $43,183 is classified as a current liability and $460,262 as a long-term liability. The properties were purchased in August 2005, and the amount owed as of December 31, 2006 was $512,881. The Company is required to make monthly payments of principal and interest, with total principal payments of $9,436 and interest payments of $12,411 having been made by the Company during the three month period ended March 31, 2007. As of March 31, 2007, the Company was current with payments due on this loan.

Liquidity and Capital Resources

To date, the Company has funded inventory acquisitions primarily from net revenue received from sales of properties in inventory and from funds borrowed from affiliates. The Company has not incurred any debt in order to finance its operations, with the exception of amounts due to affiliates and mortgages taken out for nineteen (19) sections of land acquired in Pershing County, Nevada in 2005 (see note 5 of the accompanying financial statements). These mortgages bear interest at 10% per annum and mature September 1, 2015. The Company anticipates selling these properties by December 31, 2007 and repaying these mortgages in full.

While the Company believes that it can achieve its current objectives without raising additional capital, additional capital would allow the Company to benefit from economies of scale in the real estate market and to shorten the lead-time required to acquire new properties. Additional capital would also allow the Company to acquire a more diversified portfolio of properties that the Company believes would allow it to significantly increase both sales volume and net revenue while minimizing the potential to flood a particular market, or geographical region, with properties, and, in the process, depress property values and adversely impact the ability of our customers to resell their property at a profit. Toward that end, the Company has engaged consultants to advise it with respect to raising capital in the public and/or the private marketplaces in the short and medium term. The Company believes, however, that based upon current plans, it will be able to fund its current operations from existing cash flows from operations for the remainder of fiscal year 2007 without raising any additional capital. To the extent that our cash flow from operations is insufficient to fund our future activities, we may need to raise additional funds through equity or debt financing. There can be no assurance that such financings can be obtained on favorable terms, if at all.

Since the Company had both revenue and gross profit in fiscal years 2007, 2006, and 2005, the Company plans to continue its current model, namely, an emphasis on carefully selecting properties to acquire for resale while at the same time broadening its customer/resale base. The Company has no plans to make any significant changes in the number of its employees, although we do anticipate possibly increasing the number of acquisition specialists as we expand into new states.

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

In attempting to identify impaired properties, the Company begins by analyzing recent trends in selling prices (EBay, Bid4Assets, real estate agent listings, and the Company's sales records) to establish the estimated FMV of a property and then compares the estimated FMV to the recorded value of the property to ensure that the estimated FMV has not fallen below the recorded value. Should it be determined that the estimated FMV is less than the recorded value, the Company records the appropriate impairment charge at that time, as it writes down the value of the property to it's estimated FMV, which does not include any profit/markup.

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

Risk Factors that May Affect Future Results and Market Price of Stock

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

Risks Related to the Ownership of the Company's Stock:

There is a limited market for the buying/selling of the Company's common stock. If a substantial and sustained market for the Company's common stock does not develop, the Company's stockholders may have difficulty selling, or be unable to sell, their shares.

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

Substantial sales of the Company's common stock could cause the stock price to fall.

As of May 11, 2007, the Company had 9,928,664 shares of common stock outstanding of which approximately 8,922,780 shares are considered "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933 ("'33 Act"). These restricted shares are eligible for sale under Rule 144 at various times. No prediction can be made as to the affect, if any, that the sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of the Company's common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair the Company's ability to raise capital through the sale of its equity securities.

The Company has a significant number of shares authorized but unissued. These shares may be issued without stockholder approval. Significant issuances of stock would dilute the percentage ownership of the Company's current stockholders and could likely have an adverse impact on the market price of the common stock.

As of May 11, 2007, the Company had an aggregate of 90,071,336 shares of common stock authorized, but unissued. The Company has reserved 3,000,000 shares for issuance under the Company's 2006 Stock Incentive Plan, and an additional 10% has been reserved for issuances to consultants. All remaining shares of common stock may be issued without any action or approval by the Company's stockholders. Any such shares issued would further dilute the percentage ownership of the Company's current stockholders and would likely have an adverse impact on the market price of the common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report on Form 10-QSB, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, there was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims, lawsuits or disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of our business. However, we are not currently involved in any litigation which we believe could have a materially adverse affect on our financial condition or results of operations.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as set forth below, there were no unregistered, or any other, sales of equity securities by the Company during the three month period ended March 31, 2007.

On March 13, 2007, the Company granted to its Chief Financial Officer an option to purchase 100,000 shares of its common stock (see note 14 of the accompanying notes to the financial statements). The exercise price of the option was the fair market value of the Company’s common stock on the date of grant. This grant was made pursuant to the securities exemption available under Section 4(2) of the 1933 Act.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits

No.	Description

31.1	Certification of Principal Executive Officers Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: May 15, 2007	By:	/s/ Doug Gravink
Doug Gravink Chief Executive Officer

Date: May 15, 2007	By:	/s/ Gary Hewitt
Gary Hewitt President