Form 10QSB
period 2007-06-30
LandBank Group Inc
filed 2007-08-14
CIK 1377053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2007

Commission file number: 333-83231

LANDBANK GROUP, INC
(Exact Name of Registrant as specified in its charter)

Delaware	20-1915083
(State of incorporation)	(IRS Employer Identification No.)

7030 Hayvenhurst Avenue, Van Nuys, CA	91406
(Address of principal executive offices)	(Zip Code)

(818) 464-1614
(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐    No ☒

State the number of shares outstanding of each of the issuer's classes of common equity: 9,928,664 shares of Common Stock ($.0001 par value) as of August 13, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LandBank Group, Inc. and Subsidiary
Unaudited Consolidated Balance Sheet
As of June 30, 2007

ASSETS

Current assets
Cash & cash equivalents	$2,851
Inventory - land parcels	2,842,383
Prepaid expenses	25,382
Total current assets	2,920,616

Computers, net	12,129

Total assets	$2,882,745

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$122,250
Due to related parties	2,947,594
Accrued expenses	155,118
Loan payable - current portion	41,196
Deferred income	168,035

Total current liabilities	3,434,193

Loan payable - non-current portion	452,575

Shareholders' deficit
Common stock, 100,000,000 shares authorized; $0.0001
par value; 9,928,664 issued and outstanding	993
Additional paid in capital	509,296
Accumulated deficit	(1,514,312)

Total shareholders' deficit	(1,004,023)

Total liabilities and shareholders' deficit	$2,882,745

The accompanying notes are an integral part of these consolidated audited financial statements.

Landbank Group Inc. and Subsidiary
Consolidated Statements of Operations
For the Three and Six Month Periods Ended June 30, 2007 and 2006

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006

Revenue, net	$650,590	$569,742	$1,552,297	$2,227,083

Cost of revenue
Direct selling expenses	477,200	390,187	971,707	1,330,052
Royalty to related party	35,055	54,817	177,575	305,934

Total cost of sales	512,255	445,004	1,149,282	1,635,986

Gross profit	138,335	124,738	403,015	591,097

Operating expenses:
Rent, related party	5,556	5,556	11,112	11,109
Professional fees, related parties	-	48,584	5,383	79,284
Professional fees	39,205	518,124	67,964	609,434
Legal fees	25,408	37,558	89,185	109,261
Directors and officers compensation	39,344	-	80,688	-
Settlement on Nevada property, nonrecurring	50,000	-	50,000	-
General & administrative expenses	185,594	158,728	390,478	248,798

Total operating expenses	345,107	768,550	694,810	1,057,886

Loss from operations	(206,772)	(643,812)	(291,795)	(466,789)

Other expenses:
Merger related expenses	-	-	-	(140,000)
Interest expense - bank	(12,508)	(13,123)	(24,919)	(27,953)
Interest expense - related parties	(39,587)	(30,439)	(79,301)	(48,988)

Total other expenses	(52,095)	(43,562)	(104,220)	(216,941)

Loss before income taxes	(258,867)	(687,374)	(396,015)	(683,730)

Provision for income taxes	-	-	1,600	-

Net loss	$(258,867)	$(687,374)	$(397,615)	$(683,730)

Basic and diluted weighted average number
of common stock outstanding	9,924,561	9,630,538	9,880,193	9,417,700

Basic and diluted net loss per share	$(0.03)	$(0.07)	$(0.04)	$(0.07)

The accompanying notes are an integral part of these consolidated audited financial statements.

LandBank Group, Inc. and Subsidiary
Unaudited Consolidated Statements of Cash Flows
For the Six Month Periods Ended June 30, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(397,615)	$(683,730)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation - capital equipment	8,660	-
Amortization of options granted to Directors & Officers	25,688	-
Shares issued for service	-	374,667
Changes in current assets and liabilities:
(Increase) decrease in current assets
Inventory - land parcels	394,880	(845,558)
Advance - land purchases	-	(97,448)
Other receivable	8,542	-
Prepaid expenses	188,793	77,769
Increase (decrease) in current liabilities
Accounts payable	(40,925)	13,418
Accrued expenses	(91,330)	31,348
Reserve for returns	-	53,975
Deferred income	(626,632)	(511,993)

Total adjustments	(182,324)	(903,822)

Net cash used in operating activities	(529,939)	(1,587,552)

Cash flows from investing activities:
Capital equipment purchases	(20,789)	-

Cash flows from financial activities:
Due to related parties	306,719	1,115,966
Repayment of loans	(19,110)	(41,557)

Net cash provided by financial activities	287,609	1,074,409

Net change in cash and cash equivalents	(263,119)	(513,143)

Cash and cash equivalents - beginning balance	265,970	631,425

Cash and cash equivalents - ending balance	$2,851	$118,282

Supplemental disclosure of cash flows information:
Taxes paid	$1,600	$-

Interest paid	$24,919	$27,953

The accompanying notes are an integral part of these consolidated audited financial statements.

LANDBANK GROUP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The exchange of shares with Landbank, LLC was accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of Landbank, LLC obtained control of the consolidated entity (collectively, “the Company”). Accordingly, the merger of the two companies was recorded as a recapitalization of Landbank, LLC, where as Landbank, LLC was treated as the continuing entity. The historical results for the six month periods ended June 30, 2007 and 2006 include Landbank, LLC and Landbank Group, Inc. (from the acquisition date).

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

The Company also has a satellite office in American Fork, Utah and a processing, acquisition, and sales office in Alameda, California. The Company closed its sales office in Phoenix, Arizona during the three-month period ended June 30, 2007. The Company is current on the monthly lease payments for its Arizona office, with the lease set to terminate on January 31, 2008. The Company shares office space at the Van Nuys, American Fork, and Alameda locations with its affiliates.

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

Income taxes

Income taxes are accounted for in accordance with FASB-109 - Accounting for Income Taxes. Deferred taxes represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. They arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates when those changes are enacted. The provision for income taxes represents the total of income taxes paid, or payable, for the current year, plus the change in deferred taxes during the year.

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

Recognition of revenue and expenses

The Company follows FASB 66 - Accounting for Sales of Real Estate. Substantially all of the Company’s land sales are all-cash transactions. The Company also had a small, insignificant number of financing transactions through June 30, 2007. Because the Company’s policy for the all-cash transactions is to allow the buyer 60 days to rescind his real estate purchase, and because the Company does not issue the deed of trust on a financing sale until the note is paid in full, the deposit method of accounting is used. Under the deposit method, revenues and their related expenses, including inventory, are not recognized until the end of the buyer’s 60-day rescission period, for the all-cash sales, and at the time the note is paid in full for the financing transaction (also see note 4).

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

2. Acquisition of LandBank, LLC

On January 26, 2006, Landbank Group, Inc. acquired all of the membership interests in Landbank, LLC in exchange for the transfer, by certain members of the previous management, of an aggregate of 8,200,002 shares of Landbank Group, Inc.’s stock (post-split), in exchange for which such members of previous management received Landbank Group, Inc.’s former wholly-owned subsidiary, iStorage Networks Group, Inc., and $140,000 in cash.

3. Due to/from related parties

The Company has amounts due to various related parties that are directors and companies related through common ownership. These amounts are unsecured, have no stated rates of interest, and have no maturity dates. Interest expense has been imputed on amounts due to related companies using a per annum rate of eight percent (8%). As of June 30, 2007, the Company had $2,947,594 due to related parties. Interest expense to related parties for the six month periods ended June 30, 2007 and 2006 was $79,301 and $48,988, respectively.

	Principal	Interest	Total
John Beck's Amazing Profits, LLC	$513,546	$-	$513,546
Mentoring of America, LLC	52,460	8,608	61,068
HG, Inc.	1,719,394	160,916	1,880,310
HG Marketing, LLC	382,606	82,983	465,589
Family Products, LLC	-	2,393	2,393
Joyce Beck	-	-	-
Gaytan, Baumblatt, Leevan	24,688	-	24,688
	$2,692,694	$254,900	$2,947,594

Gaytan, Baumblatt, & Leevan is an accounting firm owned by Ray Gaytan, a Director of the Company (see note 11). Joyce Beck is the wife of John Beck, a former Director of the Company, and the funds owed to her by the Company were for the reimbursement of expenses incurred by Mrs. Beck on behalf of the Company.

4. Deferred revenue under the deposit method

The Company follows FASB 66 - Accounting for Sales of Real Estate (see note 1), and due to the Company’s 60-day refund policy, all sales transactions, and their related direct expenses, are not recognized until after the expiration of the buyer’s 60-day rescission period. As of June 30, 2007, deferred revenue totaled $168,035 with related direct costs totaling $103,165, all of which were land costs.

Deferred revenue as of June 30, 2007 was $626,632 less than the $794,667 in deferred revenue as of December 31, 2006. The significant reduction in deferred revenue is directly related to the Company’s closure of its Arizona sales office during the three month period ended June 30, 2007. The Company closed its sales office due to the Company’s lack of a diversified real estate portfolio, which resulted in the Company’s inability to continue selling properties in volume without potentially flooding, or saturating, its various markets and/or geographic areas with properties for sale, which can adversely affect market prices and make it difficult for the Company’s customers to resell their properties at a profit. The closure of the sales office resulted in significantly lower sales volume, and revenue, during the three month period ended June 30, 2007, with the end result being the significant decrease in deferred revenue, which represents the unrecognized revenue (sales) for both May and June 2007.

5. Loans Payable

In August 2005, the Company purchased certain sections of land in Pershing County, Nevada subject to loans from Western Title Company. Each of the 18 sections of land secures their respective loan. The loans bear interest at 10% per annum and mature September 1, 2015, unless the corresponding real estate is sold sooner, in which case, the loan must be repaid.

During the six month period ended June 30, 2007, the Company made total principal payments of $19,110 and interest payments of $24,919. As of this filing, the Company is current on its payment obligations.

The scheduled principal payments on these notes are as follows:

Years ended
June 30,

2008	$41,196
2009	45,510
2010	50,276
2011	55,540
2012	61,356
Thereafter	239,893

Total	493,771
Current portion	41,196

Long-term portion	$452,575

6. Prepaid Expenses

Prepaid expenses totaled $25,382 as of June 30, 2007 and consisted of rent, insurance, and audit fees. Prepaid rent represents both the last monthly rent payment due on the Company’s office in Alameda, California as well as the July 2007 rent. Prepaid insurance relates to both the Company’s general liability and directors & officers insurance policies and are expensed over the one-year term of the policies. The audit fees are in relation to the Company’s fiscal year 2006 audit and are being expensed over the twelve month period beginning in January 2007 and ending in December 2007. The following table details prepaid expenses as of June 30, 2007:

As of 6/30/07
Rent	4,663
Insurance	5,719
Audit fees	15,000
25,382

7. Computers

As of June 30, 2007, the Company had net computers totaling $12,129, which consisted of computers and related computer hardware. These assets were purchased for use in the Company’s Alameda office and were put into service in February 2007. These assets were recorded at their cost of $20,789, which included the purchase price, tax, and freight. The Company is expensing these assets over a twelve (12) month period beginning February 2007, with the monthly depreciation totaling $1,732. During the six month period ended June 30, 2007, the Company recorded depreciation expense of $8,660, with one-half of that amount allocated to an affiliate who shares the Alameda office with the Company. For the six months ended June 30, 2007, the Company’s net depreciation expense was $4,330.

8. Accounts Payable

Accounts payable consist of normal expenses incurred during the course of business, and the Company’s payables are current with regard to vendor terms. Accounts payable totaled $122,250 as of June 30, 2007, with three vendors accounting for $110,871 of the total. In regard to those three vendors, $80,631 was owed to the Company’s outside attorneys and $30,240 was owed to two (2) different property owners associations in relation to annual dues on properties owned by the Company.

9. Accrued Expenses

Accrued expenses totaled $155,118 as of June 30, 2007 and consisted of the following:

Accrued payroll	$58,173
Accrued payment (see note 15)	50,000
Accrued legal fees	25,000
Accrued consultant fees	13,600
Accrued audit fees	7,500
Accrued insurance	845
Total	$155,118

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

Common Stock Issued

The Company issued 93,333 shares of its common stock, par value $0.0001 per share, to Aurelius Consulting Group/Red Chip Companies (see note 13) on April 4, 2007 as payment in full for services valued at $84,000. The Company recorded the $84,000 in expense during the fiscal year ended December 31, 2006. The total number of shares of the Company’s common stock issued and outstanding immediately after the issuance of the 93,333 shares was 9,928,664.

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

11. Related-party transactions

The Company pays a royalty to related companies equal to 35% of gross profit received by the Company on each all-cash sale generated by leads provided by that related company. Gross profit is defined as land sale revenue reduced by inventory cost, sales commissions, credit card merchant fees, and deed of trust transfer costs. The related companies are indirectly owned and controlled by two of the Company’s principal stockholders, who are also officers and directors of the Company. A former director of the Company receives a profit participation of 50% of the royalty payments received by one of the related companies, pursuant to its royalty agreement with the Company, for his services to that related company. During the six month periods ended June 30, 2007 and 2006, the Company recorded royalty expense to related parties of $177,575 and $305,934, respectively.

The Company has an agreement with Investment Capital Researchers, Inc. (“ICR”), a Company owned by a former member of the Company’s Board of Directors. Pursuant to the agreement, ICR received 200,000 shares (post-split) of the Company’s common stock on June 30, 2006 and may receive an additional 200,000 shares of the Company’s common stock (post-split) upon the achievement of specified milestones. Under the terms of the agreement, the issued shares can only be sold or transferred over a four-year period at the rate of 100,000 on each anniversary of the closing date of a secondary offering. All shares issued pursuant to this agreement will be restricted securities. The 200,000 shares issued on June 30, 2006 were valued at $120,000 based on fair value of the shares at the time of issuance. The Company expensed the entire $120,000 as non-cash consulting fees during the six month period ended June 30, 2006,

The Company shares its principal office in Van Nuys and its offices in both American Fork and Alameda with related parties. The Company does not pay rent for its Van Nuys and American Fork facilities, but, if it were required to pay rent on these facilities, the Company estimates the combined monthly rent value being approximately $1,200, which the Company deems as not material. The related parties are companies owned and controlled by two of the Company’s principal stockholders, who are officers and directors of the Company. The Company's office in Phoenix, Arizona is subleased from a related company owned by two of the Company’s directors. Under the terms of the sublease arrangement, the Company pays a pro rata share of the rent paid by the related company, based upon the portion of the space occupied by the Company. During the six month periods ended June 30, 2007 and 2006, the Company recorded related party rent expense totaling $11,112 and $11,109, respectively.

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

A director of the Company has, through his accounting firm, provided accounting service to the Company. The Company recorded related party accounting expense totaling $5,383 during the six month period ended June 30, 2007. The Company incurred $79,284 in related party accounting expense during the same period in fiscal year 2006.

The Company currently pays no salary or other compensation to its Chief Executive Officer or President. The Company’s Chief Financial Officer is paid an annual base salary of $110,000 for 2007.

12. Concentration of Credit Risk

The Company maintains certain cash balances with a commercial bank. The Company’s cash balance of $2,851 as of June 30, 2007 was within insured limits.

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

On April 4, 2007, the Company issued 93,333 shares of its common stock as payment in full for $84,000 in accrued professional fees relating to the Company’s agreement with ACG/RC. The total number of shares of the Company’s common stock issued and outstanding immediately after the issuance of the 93,333 shares was 9,928,664.

The Company’s agreement with ACG/RC expired on June 30, 2007, as of which date the Company had no outstanding obligations with ACG/RC.

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

As of June 30, 2007, the Company had paid PPH the entire $235,000, which was expensed during the Company’s fiscal year ended December 31, 2006. The final payment was made after the Company received confirmation that its common stock was being actively quoted on the Over-the-Counter Bulletin Board (“OTCBB”).

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

On March 13, 2007, the Company granted an option to its Chief Financial Officer (“CFO”) to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.02 per share. The option vests over a four (4) year period, with 25 % vesting of the shares vesting on March 12, 2008 and the remaining shares vesting at 1/48th per month thereafter until the option is vested and exercisable with respect to 100% of the shares. The term of the option is ten (10) years, with an expiration date of March 12, 2017. The option grant was valued at $2,000 as of the date of grant using the Black-Sholes option pricing model in accordance with FAS 123R using the following assumptions: volatility of 646.99%, Wall Street Journal prime interest rate of 8.25%, zero dividend yield, and an expected life of four (4) years. The Company expensed the entire $2,000 value of the option during the three month period ended March 31, 2007.

On December 28, 2006, the Company granted options to two of its Directors, one of whom is the Company’s Chief Executive Officer and the other the President, in consideration of their service as Directors of the company. Each Director was granted an option to purchase 100,000 shares of common stock at an exercise price of $0.12 per share, the fair value of the Company’s common stock on the date of grant, in consideration of their service as a director of the company. Each option grant was valued at $11,681 as of the date of grant using the Black-Sholes option pricing model in accordance with FAS 123R using the following assumptions: volatility of 191.06%, risk free interest rate of 4.69%, dividend yield of zero, and expected life of five (5) years. Each of the options vests as follows: 50% of the shares subject to each option will vest upon achievement of a specified performance goal related to the Company’s stock price and the remainder will vest on a quarterly basis thereafter at a rate of 25% per quarter. The options will not vest and the options will expire in the event that the performance goal is not achieved within the timeframe specified by the goal. The term of the option, and the implied service condition, is one year from the date of grant, so the Company began expensing the value of these options, $1,948 per month ($974 per option), over the twelve-month term beginning in December 2006. Accordingly, the Company recorded $11,688 in expense relating to these option grants during the six month period ended June 30, 2007.

On November 9, 2006, the Company granted options to each of its two independent directors to acquire 1,200,000 shares (600,000 shares per director) of the Company’s common stock pursuant to the Plan. Each option grant was valued at $59,963 ($119,926 in the aggregate) as of the date of grant using the Black-Sholes option pricing model in accordance with FAS 123R using the following assumptions: volatility of 125.95%, risk free interest rate of 4.60%, dividend yield of zero, and expected life of five (5) years. The options vest as follows: 20% of the shares subject to each option vested on December 31, 2006 and 20% of the shares subject to each option vest each year thereafter. During the year ended December 31, 2006, the Company recorded $23,986 of compensation based on the fair value method under FAS 123R and is expensing the remaining value of the options at the rate of $2,000 per month until the entire $119,926 has been expensed. The Company expensed $12,000 in relation to these options during the six month period ended June 30, 2007.

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

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2005	-	-	-
Granted	1,400,000	-	-
Forfeited	-	-	-
Exercised	3,333	$0.02	-
Outstanding December 31, 2006	1,400,000	$0.02	-

Following is a summary of the status of options outstanding at December 31, 2006:

Outstanding Options			Exercisable Options

Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$0.0001	1,200,000	4.86	$0.0001	-	$0.0001
$0.12	200,000	4.99	$0.12	3,333	$0.12

15. Subsequent Events

On July 9, 2007, the Company reached an agreement with an unrelated third party in relation to two (2) lawsuits filed by the Company against the third party. Per the terms of the proposed settlement, the Company will pay the third party a one-time cash payment of $50,000 as final resolution to the disputed matter. The Company recorded the $50,000 as a nonrecurring operating expense during the three month period ended June 30, 2007.

As of this filing, the agreement has not been finalized in writing, therefore the $50,000 cash payment has not been made by the Company. The pending payment is recorded as an accrued expense as of June 30, 2007 (see note 9).

16. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $1,514,312 as of June 30, 2007, including a net loss of $397,615 for the six month period ended June 30, 2007. The Company’s total liabilities exceeded its total assets by $1,004,023 as of June 30, 2007. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.	Hired consultants to assist the Company in securing additional financing.

Management believes that actions presently being taken to (1) obtain additional funding, and (2) implement its strategic plans provide the opportunity for the Company to continue as a going concern. Furthermore, two of the principal shareholders have demonstrated both their ability and willingness to lend working capital to the Company and are committed to doing so into the future. As of June 30, 2007, these principal shareholders have directly, and indirectly, lent the company $2,922,906 (see note 3).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

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

The Company finances its operations by loans from affiliated companies and revenues generated from operations. From the commencement of operations in the second quarter of 2005 through June 30, 2007, the Company had net borrowings from its affiliates, including accrued interest, of $2,947,594 and net recognized revenues totaling $7,372,876, of which $1,974,226 was gross profit, which is defined as revenue less the cost of the land, processing fees, merchant fees, dues and taxes, and royalties. We derive revenue solely from the sale of the properties we acquire.

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

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006

Results of Operations

Net revenue for the three month period ended June 30, 2007 was $650,590, which represents an increase of $80,848, or 14.1%, from the $569,742 recorded during the same period in fiscal year 2006. The increase in net revenue occurred despite a reduction in the number of properties sold, as the Company sold 373 properties during the current three month period, a decrease of 218, or 36.9%, from the 591 properties sold during the same three month period in fiscal year 2006. Net revenue increased during the three month period ended June 30, 2007 due to an increase in the average selling price, which was $1,744 per property in the current three month period, an increase of $780, or 80.9%, from the average selling price of $964 per property during the same three month period last year. The increase in the average selling price is due to both the improved quality of the properties sold and their related market value. The decrease in the number of properties sold is primarily the result of the Company’s inability to acquire a diversified portfolio of properties that would allow the Company to continue selling in volume without flooding, or saturating, a particular market, and/or geographic location, and depressing property values in the process. The Company is constantly trying to manage revenue/volume growth while also trying to protect its markets from becoming flooded, or saturated, with properties available for sale, which may depress property values and adversely affects the ability of our Customers to resell their properties at a profit. During the three month period ended June 30, 2007, the Company closed its sales office in Arizona and stopped selling properties in volume due to the Company’s lack of diversified real estate holdings. The Company is currently working to acquire additional properties and diversify its real estate holdings, but there can be no assurance that we’ll be successful, and therefore, no assurance that we’ll begin selling properties in volume again.

During the six month period ended June 30, 2007, net revenue totaled $1,552,297, a decrease of $674,786, or 30.2%, from the $2,227,083 recorded during the same period in fiscal year 2006. The Company sold 761 properties during the six months ended June 30, 2007, a decrease of 961 units, or 55.8%, from the 1,722 properties sold during the same six month period last year. The average selling price during the current six month period was $2,040 per property, an increase of $747 per property, or 57.8%, from the $1,293 average selling price during the same period last year. Both the increase in average selling price and the decrease in units sold during the six month period ended June 30, 2007, as compared to the same period in 2006, are due to the same factors discussed in the previous paragraph.

The following table details the number of properties sold, the state in which the properties sold were located, and the net revenue generated by the properties sold for both the three and six month periods ended June 30, 2007 and 2006:

	As of June 30, 2007				As of June 30, 2006
	3-Months		6-Months		3-Months		6-Months
	Properties Sold	Revenue (000)	Properties Sold	Revenue (000)	Properties Sold	Revenue (000)	Properties Sold	Revenue (000)
Arizona	27	$40.0	31	$46.2	-	$-	-	$-
Colorado	1	33.2	8	89.5	2	20.7	2	20.7
Florida	2	10.0	1	0.5	-	-	-	-
Michigan	8	12.8	8	12.8				-
New Mexico	22	49.0	21	42.9	-	-	-	-
Oklahoma	18	16.5	26	21.8	89	79.4	340	500.7
Pennsylvania	102	219.4	274	702.2	106	127.8	144	198.6
Texas	193	269.7	392	636.4	394	341.8	1,236	1,507.1
	373	$650.6	761	$1,552.3	591	$569.7	1,722	$2,227.1

Cost of goods sold during the three month period ended June 30, 2007 totaled $512,255, an increase of $67,251, or 15.1%, from the $445,004 incurred during the same period in fiscal year 2006. The average cost of a property sold during the current three month period was $1,373, an increase of $620, or 82.3%, from the per property average of $753 during the same period in fiscal year 2006. As a percentage of the average selling price, the average property cost in the current quarter was 78.7% as compared to 78.1% during the same period in 2006. The increase in the average property cost, in terms of dollars, is due primarily to the improved quality of the properties that were sold during the current three month period; with the average land cost being $901 per property during the current period as compared to $469 per property during the same period last year. This represents an increase of 92.1% on a year-to-year basis, which is more than the 80.9% increase in the average selling price of properties sold during the current three month period as compared to the same period last year. Also adversely affecting the average cost of properties sold during the current three month period were increases in merchant fees, processing fees, sales commissions, and royalties to a related party. Merchant fees increased, on a per property basis, due to the significantly higher average selling price that the Company achieved during the current quarter, as merchant fees are calculated as a percentage of the value of each transaction. Sales commissions, as calculated on a per property basis, increased for the same reason that merchant fees increased. Processing fees are dictated by third parties who are not under the Company’s control, so any increase in processing fees is strictly related to fees charged to the Company by these third parties. Royalties to related parties during the current three month period increased in regard to the per property average, as compared to the same period last year, but the amount of royalty expense recorded in the current quarter was actually less than the amount recorded during the same period last year.

Cost of goods sold during the six month period ended June 30, 2007 was $1,149,282, a decrease of $486,704, or 29.7%, from the $1,635,986 incurred during the same period in fiscal year 2006. As a percentage of net revenue, cost of goods sold was 74% during the current six month period and 73.4% during the same period last year. The average cost of a property sold during the current six month period was $1,510, an increase of $560, or 58.9%, as compared to the $950 average cost per property sold during the same period last year. The increase in the average property cost, in terms of dollars, is due primarily to the improved quality of the properties that were sold during the current six month period; with the average land cost being $929 per property during the current period as compared to $589 per property during the same period last year. For the current six month period, royalties to a related party totaled $177,575, a decrease of $128,359, or 41.9%, from the $305,934 that was recorded during the same period last year. The decrease in royalties to a related party is strictly a function of the Company’s net revenue and gross profit, as the royalty is calculated as a percentage of the Company’s gross profit (see note 11 of the financial statements). Sales commission expense during the current six month period was $70,095, a decrease of $20,341, or 22.4%, from the $90,436 that was incurred during the same period in 2006. Sales commission expense decreased due to the fact that the Company closed its Arizona sales office and stopped selling properties via sales personnel, and therefore, stopped incurring sales commission expense. Both merchant fees and processing fees increased during the current six month period, as measured on a year-to-year basis, with the Company having no control over the fees charged by these independent third parties.

The Company’s cost of goods sold, and the corresponding average cost per property sold, for both the three and six month periods ending June 30, 2007, and 2006, is detailed below:

	As of June 30, 2007				As of June 30, 2006
	3-Months		6-Months		3-Months		6-Months
	Total (000)	Per lot average	Total (000)	Per lot average	Total (000)	Per lot average	Total (000)	Per lot average
Land Cost	$336.0	$901	$706.8	$929	$277.2	$469	$1,014.5	$589
Royalty to related party	35.1	94	177.6	233	54.8	93	305.9	178
Processing fees	53.2	143	104.9	138	26.6	45	100.0	58
Merchant fees	29.7	80	61.6	81	11.3	19	53.7	31
Sales commissions	30.0	80	70.1	92	28.1	47	90.4	52
Dues & taxes	28.3	75	28.3	37	47.0	80	71.5	42
	$512.3	$1,373	$1,149.3	$1,510	$445.0	$753	$1,636.0	$950

Gross profit for the three months ended June 30, 2007 was $138,335, an increase of $13,597, or 10.9%, as compared to gross profit of $124,738 during the three months ended June 30, 2006. As a percentage of net revenue, gross profit was 21.3% during the current period and 21.9% during the same period in fiscal year 2006. During the six months ended June 30, 2007, gross profit totaled $403,015, a decrease of $188,082, or 31.8%, as compared to gross profit of $591,097 during the same period in 2006. As a percentage of net revenue, gross profit was 26% during the current six month period and 26.5% during the same period in fiscal year 2006. The decrease in gross profit, as measured in dollars, for both the three and six month periods ended June 30, 2007 as compared to the same periods in 2006, was due to the decrease in the number of properties sold. The decrease in gross profit, as measured as a percentage of net revenue, for both the three and six month periods ended June 30, 2007 as compared to the same periods in 2006, was due to increases in processing fees and merchant fees, both of which are beyond the control of the Company and are dictated by independent third parties.

Operating expenses totaled $345,107 during the three months ended June 30, 2007, which represents a decrease of $423,443, or 55.1%, from the $768,550 that was incurred during the same period last year. The primary reason for the significant decrease in operating expenses is due to the fact that the Company recorded a nonrecurring, non-cash charge of $374,667 in relation to the issuance of shares of the Company’s common stock for services in June 2006. Also contributing to the decrease was the $50,000 reduction in investor relations expenses and the $44,010 decrease in travel expenses as compared to the same three month period in fiscal year 2006. The decrease in investor relations expense was the result of the Company having recorded all of the costs associated with its agreement with its current investor relations firm in fiscal year 2006 (see note 13 of the financial statements). Travel expenses decreased as the result of fewer trips being taken by our Land Acquisition Specialists, who have been doing the majority of their research online. Salaries and related expenses decreased by approximately $3,600 during the current quarter, while compensation to Officers and Directors increased by approximately $39,400 in the current quarter due to (1) wages paid to the Company’s Chief Financial Officer ($27,500), and (2) the amortization of options granted to Directors of the Company ($11,900 – see note 14 of the financial statements). Also included in operating expenses for the current three month period is a nonrecurring charge (see note 15 of the financial statements) in the amount of $50,000 that was accrued as of June 30, 2007. This accrued liability is in relation to a proposed agreement made between the Company and an unrelated third party regarding the Company’s Pershing County, Nevada properties.

During the six month period ending June 30, 2007, operating expenses totaled $694,810, a decrease of $363,076, or 34.3%, from the $1,057,886 that was incurred during the same period last year. As previously mentioned, the primary reason for the significant decrease in operating expenses is due to the fact that the Company recorded a nonrecurring, non-cash charge of $374,667 in relation to the issuance of shares of the Company’s common stock for services in June 2006. Overall, professional fees decreased by $512,285 during the current six month period as compared to the same period in fiscal year 2006. The other factor driving the reduction in professional fees was the elimination of $70,000 in consulting fees that the Company paid two (2) consultants during the six month period ending June 30, 2006. Reductions in travel expenses ($49,096), legal fees ($20,076), and investor relations ($48,325) were partially offset by increases in compensation paid to Officers and Directors ($80,688), salaries and related expenses ($85,442), insurance ($23,650), and accounting/audit fees ($13,524). The reduction in both travel expenses and investor relations expenses were explained in the previous paragraph, while the increase in Officers and Directors compensation relates to the fact that there were no paid Officers and/or Directors during the first six months of 2006. Salaries and related expenses increased due to the Company having fifteen employees during the majority of the current six month period, while headcount was ramping up to thirteen employees during the same period in fiscal year 2006. Insurance expense increased during the current period because the Company did not have insurance policies during the first six months of 2006, while accounting/audit fees increased because the Company was not accruing accounting/audit fees during the first six months of 2006. As previously mentioned, the Company accrued a nonrecurring, $50,000 expense during the six month period ended June 30, 2007 (see note 15 of the financial statements). This accrued liability is in relation to a proposed agreement made between the Company and an unrelated third party regarding the Company’s Pershing County, Nevada properties.

The following table details operating expenses for both the three and six month periods ended June 30, 2007 and 2006:

	FY 2007		FY 2006
	3-Months	6-Months	3-Months	6-Months
Salaries & related	$146.8	$295.7	$150.4	$210.3
Directors & Officers compensation	39.4	80.7	-	-
Legal fees	25.4	89.2	37.6	109.3
Accounting/audit fees	15.0	30.0	13.5	16.5
Investor relations	-	9.3	50.0	57.6
Professional fees	18.8	23.1	423.9	535.3
Office rent	8.9	16.8	5.5	11.1
Travel	2.8	18.3	46.9	67.4
Insurance	9.6	23.6	-	-
Depreciation	2.6	4.3	-	-
Nonrecurring charge – Nevada properties	50.0	50.0	-	-
Other	25.8	53.8	40.8	50.4
	$345.1	$694.8	$768.6	$1,057.9

During the three month period ended March 31, 2006, the Company incurred a one-time cash charge of $140,000 in relation to its acquisition of Landbank, LLC (see note 2 of the accompanying notes to the financial statements). No such extraordinary charge was incurred by the Company during the three, or six, month periods ended June 30, 2007.

Interest expense for the three months ended June 30, 2007 totaled $52,095, of which $12,508 was interest incurred on the Company’s bank loan (see note 5 of the financial statements) and the remaining $39,587 was interest incurred on loans from related parties (see note 3 of the financial statements). During the same three month period in fiscal year 2006, interest expense was $43,562, with $13,123 relating to the bank loan and the remaining $30,439 relating to loans from related parties. For the six month period ending June 30, 2007, interest expense totaled $104,220, with $24,919 relating to the bank loan and $79,301 relating to interest accrued on the related party borrowings. Interest expense was $76,941 during the same six month period in 2006, with $27,953 relating to the bank loan and the remaining $48,988 relating to the related party loans. The increase in interest expense during both the three and six month periods ended June 30, 2007, as compared to the same periods in fiscal year 2006, is due almost entirely to the interest accrued on the related party loans. The Company’s increased borrowing from related parties has resulted in an increase in interest expense.

The net loss for the three months ended June 30, 2007 totaled $258,867, a decrease of $428,507 from the net loss of $687,374 incurred during the same three month period in 2006. As previously mentioned, the primary reason for the significant decrease in net loss during the three month period ended June 30, 2007, as compared to the same period in 2006, is due to the fact that the Company recorded a nonrecurring, non-cash charge of $374,667 in relation to the issuance of shares of the Company’s common stock for services in June 2006. Additional factors were the decreases in professional fees, investor relations expenses, and travel expenses, which were partially offset by increases in compensation paid to Officers and Directors and salaries and related expenses. The net loss for the six months ending June 30, 2007 was $397,615, a decrease of $286,115 from the net loss of $683,730 for the same six month period in 2006. The reduction in net loss was primarily attributable to (1) the elimination of the nonrecurring, non-cash charge of $374,667 that was taken in June 2006, and (2) the nonrecurring, cash expense of $140,000 relating to the Company’s acquisition of Landbank, LLC in January 2006. These cost reductions were partially offset by the increases in compensation paid to Officers and Directors ($80,688), salaries and related expenses ($85,442), and the nonrecurring $50,000 charge that the Company accrued as of June 30, 2007 relating to its Pershing County, Nevada properties (see note 15 of the financial statements).

Assets and Liabilities

The Company had a cash balance of $2,851 as of June 30, 2007, a decrease of $263,119 from the $265,970 on hand as of December 31, 2006. The decrease in cash is primarily attributable to the Company’s net loss of $397,615 during the six month period ended June 30, 2007, as well as the $626,632 reduction in deferred revenue and the $216,255 reduction in accounts payable and accrued expenses. The Company also used $20,789 to purchase capital equipment (computers and related hardware) and an additional $19,110 to repay its bank loan (see note 5 of the financial statements). These cash outflows were partially offset by the $394,880 gained from inventory sold, the $306,719 borrowed from related parties, and the $197,335 gained from the reduction in prepaid expenses and other receivables.

The following is a summary of cash used during the six month period ended June 30, 2007:

Cash as of 12/31/06	$265,970

Net loss for the six months ended 6/30/07	(397,615)
Add back depreciation - capital equipment	8,660
Add back amortization - options	25,688
Add back shares issued for services	84,000
Less cash used to pay down accounts
payable and accrued expenses	(216,255)
Less reduction in deferred revenue	(626,632)
Less principal payments on bank loan	(19,110)
Less capital equipment purchases	(20,789)
Add cash from inventory sold	394,880
Add cash borrowed from related parties	306,719
Add cash from reduction in prepaid expenses	188,793
Add cash from reduction in other receivables	8,542
Cash provided during the six months ended 6/30/07	(263,119)

Cash as of 6/30/07	$2,851

Inventory was $2,842,383 as of June 30, 2007, a decrease of $394,880 from the $3,237,263 that was held as of December 31, 2006. The Company purchased $163,723 of new properties during the six months ended June 30, 2007, with $97,370 of the purchases being properties located in Texas and the remaining $66,353 being properties located in Pennsylvania. The Company also capitalized $148,210 in costs associated with its property holdings, with the costs consisting of taxes, dues and association fees, and improvement costs. In regard to the $148,210 of capitalized expenses, $118,453 was directly related to costs incurred for the subdividing of the Company’s Pershing County, Nevada property. Land costs associated with the Company’s revenue for the six month period ended June 30, 2007 were $706,813, which, net of the $163,723 in land purchases and $148,210 in capitalized costs, equates to the aforementioned $394,880 reduction in inventory. The following is a summary of the Company’s inventory holdings as of June 30, 2007:

	Actively Marketed	Being prepared for marketing	Total
Arizona	$1,350	$-	$1,350
Colorado	261,870	-	261,870
Michigan	11,191	-	11,191
Mexico	-	298,348	298,348
Nevada	-	973,929	973,929
New Mexico	16,301	-	16,301
Oklahoma	8,210	-	8,210
Pennsylvania	158,216	66,353	224,569
Texas	868,080	74,920	943,000
Deferred inventory (see note 4 of the financial statements)	103,615	-	103,615
	$1,428,833	$1,413,550	$2,842,383

“Actively Marketed” properties are properties that are ready for immediate resale, while properties “Being Prepared for Marketing” are properties that are not currently ready to be sold due to any number of reasons, such as, but not limited to, zoning issues and title issues. In regard to the properties listed above that are categorized as “Being Prepared for Marketing”, the property in Mexico is awaiting final deeding from the previous owner to the Company. The deeding process in Mexico has proven to be a slow and tedious affair, and, based on this particular experience, the Company will carefully evaluate any future purchases of property in Mexico. The Nevada property, which is also categorized as “Being Prepared for Marketing”, has been delayed from being actively marketed as the Company awaits approval to subdivide the properties into smaller parcels. The Company has submitted is subdivision plans and is awaiting approval of those plans. This property was originally purchased in fiscal year 2005 and is the only property that the Company has not purchased for cash in full; this property is financed by a bank loan (see note 5 of the financial statements). The remaining properties that are categorized as “Being Prepared for Marketing”, which are located in Pennsylvania and Texas, were purchased during the period ended June 30, 2007 and late in fiscal year 2006 and are in the process of being deeded to the Company.

As previously mentioned, the Company is aggressively pursuing strategies to diversify its real estate holdings. The Company believes that a broad, diversified inventory of properties may provide more buying options to our customer base while also attracting new customers who may not have previously purchased property from the Company because the Company did not offer the type of property that these individuals were interested in buying. Also, the Company believes that a diversified inventory portfolio may allow it to increase both sales volume and net revenue while minimizing the potential to flood a particular market, or geographic region, with properties, and, in the process, depress property values and adversely impact the ability of our customers to resell their property at a profit.

Prepaid expenses totaled $25,382 as of June 30, 2007, a decrease of $188,793, or 88.1%, from the $214,175 as of December 31, 2006. The decrease in prepaid assets is due entirely to the expensing of prepaid expenses related to the Company’s deferred revenue. The Company follows FASB 66 - Accounting for Sales of Real Estate (see note 1 of the financial statements), and due to the Company’s 60-day refund policy, all sales transactions, and their related direct expenses, are not recognized until after the expiration of the buyer’s 60-day rescission period. Due to the significant decrease in property sales (see revenue discussion above and note 4 of the financial statements), the Company has expensed, as of June 30, 2007, all of the direct costs, except land costs, associated with its deferred revenue. This was done because deferred revenue as of June 30, 2007, which was $168,035, represented approximately 2.2% of total revenue booked by the Company since its inception in 2005; meaning that approximately 97.8% of all booked revenue has been recognized as of June 30, 2007. Therefore, given that approximately 98% of total revenues from inception have been recognized as of June 30, 2007, and that the remaining capitalized direct costs, excluding land costs, were nominal and not material, the Company elected to expense the remaining direct costs (merchant fees, processing fees, royalties to a related party, and sales commissions) as of June 30, 2007. These prepaid direct costs totaled $196,095 as of December 31, 2006. Prepaid accounting/audit fees are to be expensed over the twelve (12) month period beginning January 2007, while prepaid rent represents both the July 2007 rent payment and the last monthly rent payment on the Company’s office in Alameda, California. Prepaid insurance relates to both the Company’s general liability and directors & officers insurance policies and are expensed over the one-year term of the policies. The following table details prepaid expenses as of June 30, 2007:

Prepaid expenses as of June 30, 2007
Audit fees	$15,000
Rent	4,663
Insurance	5,719
$25,382

Property and equipment totaled $12,129, net of accumulated depreciation, as of June 30, 2007 and consisted of computers and related computer hardware. These assets were purchased for use in the Company’s Alameda office and were put into service in February 2007. These assets were recorded at their cost of $20,789, which included the purchase price, tax, and freight. The Company is expensing these assets over a twelve (12) month period beginning February 2007, with the monthly depreciation totaling $1,732. During the six month period ended June 30, 2007, the Company recorded depreciation expense of $8,660, with one-half of that amount allocated to an affiliate who shares the Alameda office with the Company. For the six months ended June 30, 2007, the Company’s net depreciation expense was $4,330.

Current liabilities totaled $3,434,193 as of June 30, 2007, a decrease of $534,167 from the $3,968,360 as of December 31, 2006. The following table details current liabilities as of June 30, 2007:

Current liabilities as of June 30, 2007
Accounts payable	$122,250
Due to related parties - principal	2,692,694
Due to related parties - accrued interest	254,900
Accrued expenses	96,945
Accrued payroll	58,173
Loan payable - current portion	41,196
Deferred income	168,035
$3,434,193

Accounts payable consist of normal expenses incurred during the course of business, and the Company’s payables are current with regard to vendor terms. As of June 30, 2007, accounts payable totaled $122,250, with three vendors accounting for $110,871 of the total. In regard to those three vendors, $80,631 was owed to the Company’s outside attorneys and $30,240 was owed to two (2) different property owners associations in relation to annual dues on properties owned by the Company. The Company owed related parties $2,947,594 as of June 30, 2007, with $2,692,694 consisting of principal owed and the remaining $254,900 relating to accrued, unpaid interest. Accrued expenses totaled $96,945 as of June 30, 2007 and consisted of (1) an accrued payment of $50,000 relating to a proposed settlement (see note 15 of the financial statements) of two lawsuits filed by the Company in relation to its property holdings in Pershing County, Nevada (see note 5 of the financial statements), (2) accrued legal fees of $25,000, (3) accrued consultant fees of $13,600, (4) accrued audit fees of $7,500, and (5) accrued insurance expenses totaling $845. Accrued payroll totaled $58,173 as of June 30, 2007 and consisted of two (2) weeks of accrued salary and accrued, unpaid vacation pay. Deferred revenue totaled $168,035 as of June 30, 2007 and relates to sales that have occurred as of June 30, 2007, but whose revenue has not been recognized as of June 30, 2007 in compliance with FASB 66 - Accounting for Sales of Real Estate (see note 1 of the financial statements).

The $534,167 decrease in current liabilities as of June 30, 2007 as compared to December 31, 2006 is the result of the following:

Accounts payable	$(40,925)
Due to related parties – principal	293,529
Due to related parties – accrued interest	13,190
Accrued expenses	(182,055)
Accrued payroll	6,725
Loan payable – current portion	2,001
Deferred revenue	(626,632)
Total decrease	$(534,167)

The $626,632 reduction in deferred revenue is due to the decrease in property sales during May and June 2007 (see revenue discussion above and note 4 of the financial statements). The $182,055 reduction in accrued expenses is the result of the Company paying, in full, (1) the final $155,000, in cash, owed to Piping Partners (see note 13 of the financial statements), and (2) the final $84,000, via the issuance of 93,333 shares of the Company’s common stock (see note 10 of the financial statements), owed to Aurelius Consulting Group (see note 13 of the financial statements). The payments to Piping Partners and Aurelius Consulting Group were partially offset by the $50,000 liability that the Company accrued as of June 30, 2007 (see note 15 of the financial statements). The $40,925 reduction in accounts payable was the result of the Company paying its vendors within the specified credit terms, and the $306,719 (principal and interest) increase in the amount owed to related parties represents borrowings made by the Company to fund its operations.

As of June 30, 2007, the Company owed $493,771 to a third party who financed the Company’s purchase of properties in Pershing County, Nevada, of which $41,196 is classified as a current liability and $452,575 as a long-term liability. The properties were purchased in August 2005, and the amount owed as of December 31, 2006 was $512,881. The Company is required to make monthly payments of principal and interest, with total principal payments of $19,110 and interest payments of $24,919 having been made by the Company during the six month period ended June 30, 2007. As of June 30, 2007, the Company was current with payments due on this loan.

Shareholders’ deficit was $1,004,023 as of June 30, 2007 and is summarized in the table shown below. The Company had 9,928,664 shares of its common stock issued and outstanding as of June 30, 2007, of which 8,200,002 shares are owned by three individuals affiliated with the Company. The Company is authorized to issue 100,000,000 shares of its common stock, par value $0.0001 per share, which means 90,071,336 shares were unissued as of June 30, 2007. Additional paid-in capital increased by $109,679 as of June 30, 2007 due to (1) the issuance of 93,333 shares for services valued at $84,000 (see note 10 of the financial statements), and (2) the amortization of options granted to officers and directors of the Company (see note 14 of the financial statements). The Company’s net loss of $397,615 during the six month period ended June 30, 2007 increased the Company’s accumulated deficit to $1,514,312.

Summary of Shareholders' Deficit as of June 30, 2007

	Common Shares	Common Par	Additional Paid in Capital	Accumulated Deficit	Shareholders' Deficit
Balance as of December 31, 2006 (audited)	9,835,331	$984	$399,617	$(1,116,697)	$(716,096)

Amortization of options granted to Directors & Officers	-	-	25,688	-	25,688

Shares issued for services	93,333	9	83,991	-	84,000

Net loss for the six month period ended June 30, 2007	-	-	-	(397,615)	(397,615)

Balance as of June 30, 2007	9,928,664	$993	$509,296	$(1,514,312)	$(1,004,023)

Liquidity and Capital Resources

To date, the Company has funded inventory acquisitions primarily from net revenue received from sales of properties in inventory and from funds borrowed from affiliates. The Company has not incurred any debt in order to finance its operations, with the exception of amounts due to affiliates and mortgages taken out for nineteen (19) sections of land acquired in Pershing County, Nevada in 2005 (see note 5 of the financial statements). These mortgages bear interest at 10% per annum and mature September 1, 2015.

While the Company believes that it can achieve its current objectives without raising additional capital, additional capital would allow the Company to benefit from economies of scale in the real estate market and to shorten the lead-time required to acquire new properties. Additional capital would also allow the Company to acquire a more diversified portfolio of properties that the Company believes would allow it to increase both sales volume and net revenue while minimizing the potential to flood a particular market, or geographical region, with properties, and, in the process, depress property values and adversely impact the ability of our customers to resell their property at a profit.  To the extent that our cash flow from operations is insufficient to fund our future activities, we may need to raise additional funds through equity or debt financing. There can be no assurance that such financings can be obtained on favorable terms, if at all.

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

Four of the Company’s original five directors have recently resigned, two of which were replaced with independent directors. Although we believe that the Company will benefit from having an independent board, we cannot guarantee that this change in board composition will not adversely affect the Company's operations.

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

The Company's common stock is presently traded on the OTC Bulletin Board (“OTCBB”), and currently there is only a limited market for the Company's common stock and there can be no assurance that this market will be maintained or broadened. If a substantial and sustained market for the Company's common stock does not develop, the Company's stockholders may have difficulty selling, or be unable to sell, their shares. Accordingly, we cannot provide any assurance that we will be able to develop a substantial and sustained market for the Company's common stock.

Substantial sales of the Company's common stock could cause the stock price to fall.

As of August 13, 2007, the Company had 9,928,664 shares of common stock outstanding of which approximately 8,922,780 shares are considered "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933 ("'33 Act"). These restricted shares are eligible for sale under Rule 144 at various times. No prediction can be made as to the affect, if any, that the sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of the Company's common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair the Company's ability to raise capital through the sale of its equity securities.

The Company has a significant number of shares authorized but unissued. These shares may be issued without stockholder approval. Significant issuances of stock would dilute the percentage ownership of the Company's current stockholders and could likely have an adverse impact on the market price of the common stock.

As of August 13, 2007, the Company had an aggregate of 90,071,336 shares of common stock authorized but unissued. The Company has reserved 3,000,000 shares for issuance under the Company's 2006 Stock Incentive Plan, and an additional 10% has been reserved for issuances to consultants. All remaining shares of common stock may be issued without any action or approval by the Company's stockholders. Any such shares issued would further dilute the percentage ownership of the Company's current stockholders and would likely have an adverse impact on the market price of the common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of the end of the period covered by this quarterly report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report on Form 10-QSB, our disclosure controls and procedures were effective. In addition, there was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 2007, a dispute arose involving the proposed sale and purchase of certain real property owned by Landbank, LLC to NRLL East, LLC, under a contract dated March 6, 2007. In the Company’s view, this contract was illusory and did not obligate NRLL East, LLC to perform its obligations under the contract. Accordingly, in May 2007 the Company filed a complaint in the Los Angeles Superior Court seeking declaratory relief and rescission of the contract on the basis of fraud and breach of oral contract. On May 29, 2007, NRLL East, LLC filed a complaint in the 6th Judicial District Court of Nevada seeking specific performance and breach of contract, and recorded a lis pendens on the subject real property. On July 9, 2007, the Company reached a proposed agreement with NRLL East, LLC regarding this matter. Per the terms of the proposed settlement, the Company will pay NRLL East, LLC a one-time cash payment of $50,000 as final resolution to the disputed matter (see note 15 of the financial statements). The Company recorded the $50,000 as a nonrecurring operating expense during the three month period ended June 30, 2007.

As of this filing, the agreement has not been finalized in writing, therefore the $50,000 cash payment has not been made by the Company. The pending payment is recorded as an accrued expense as of June 30, 2007 (see note 9 of the financial statements).

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as set forth below, there were no unregistered, or any other, sales of equity securities by the Company during the six month period ended June 30, 2007.

On April 4, 2007 the Company issued 93,333 unregistered shares of its common stock, par value $0.0001 per share, to Aurelius Consulting Group/Red Chip Companies as full and final payment for services valued at $84,000 (see note 10 of the financial statements). The shares issued were restricted securities (as such term is defined under Rule 144 under the ’33 Act), and the share certificates representing such shares bear on their face the appropriate securities legend.

On March 13, 2007, the Company granted to its Chief Financial Officer an option to purchase 100,000 shares of its common stock at an exercise price of $0.02 per share. The option vests over a four (4) year period, with 25 % of the shares vesting on March 12, 2008 and the remaining shares vesting at 1/48th per month thereafter until the option is vested and exercisable with respect to 100% of the shares. The term of the option is ten (10) years, with an expiration date of March 12, 2017. The exercise price of the option was the fair market value of the Company’s common stock on the date of grant. This grant was made pursuant to the securities exemption available under Section 4(2) of the 1933 Act.

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

None.

ITEM 5. OTHER INFORMATION

None.

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

Date:August 14, 2007	By:	/s/ Doug Gravink
Doug Gravink Chief Executive Officer

Date: August 14, 2007	By:	/s/ Gary Hewitt
Gary Hewitt President