Form 10QSB
period 2007-09-30
LandBank Group Inc
filed 2007-11-14
CIK 1377053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2007

Commission file number: 000-52315

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

State the number of shares outstanding of each of the issuer's classes of common equity: 9,928,664 shares of Common Stock ($.0001 par value) as of November 1, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Landbank Group, Inc. and Subsidiary
Consolidated Balance Sheet
As of September 30, 2007
(Unaudited)

ASSETS

Current assets
Cash & cash equivalents	$3,618
Inventory - land parcels	2,854,874
Prepaid expenses	40,292
Total current assets	2,898,784

Property & Equipment, net	6,933

Total assets	$2,905,717

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable & Accrued Expenses	$368,379
Due to related parties	3,110,031
Loan payable - current portion	40,367
Deferred revenue	300,633

Total current liabilities	3,819,410

Loan payable - non-current portion	421,938

Shareholders' deficit
Common stock, 100,000,000 shares authorized; $0.0001
par value; 9,928,664 issued and outstanding	993
Additional paid in capital	513,244
Accumulated deficit	(1,849,868)

Total shareholders' deficit	(1,335,631)

Total liabilities and shareholders' deficit	$2,905,717

The accompanying notes are an integral part of these consolidated audited financial statements.

Landbank Group Inc. and Subsidiary
Consolidated Statements of Operations
For the Three and Nine Month Periods Ended September 30, 2007 and 2006
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006

Revenue, net	$190,204	$1,106,897	$1,742,501	$3,333,980

Cost of revenue
Direct selling expenses	171,935	594,305	1,143,642	1,924,357
Royalty to related party	6,394	179,492	183,969	485,426

Total cost of sales	178,329	773,797	1,327,611	2,409,783

Gross profit	11,875	333,100	414,890	924,197

Operating expenses:
Rent, related party	5,556	5,554	16,668	16,663
Professional fees, related parties	-	25,366	5,383	104,650
Professional fees	36,763	91,396	104,727	700,830
Legal fees	44,109	40,288	133,294	149,549
Directors and officers compensation	31,448	27,500	112,136	27,500
Settlement on Nevada property, nonrecurring	-	-	50,000	-
General & administrative expenses	172,556	192,734	563,034	441,532

Total operating expenses	290,432	382,838	985,242	1,440,724

Loss from operations	(278,557)	(49,738)	(570,352)	(516,527)

Other expenses:
Merger related expenses	-	-	-	(140,000)
Interest expense - bank	(12,458)	(13,204)	(37,377)	(41,157)
Interest expense - related parties	(43,741)	(41,454)	(123,042)	(90,442)

Total other expenses	(56,199)	(54,658)	(160,419)	(271,599)

Loss before income taxes	(334,756)	(104,396)	(730,771)	(788,126)

Provision for income taxes	800	-	2,400	-

Net loss	$(335,556)	$(104,396)	$(733,171)	$(788,126)

Basic and diluted weighted average number
of common stock outstanding	9,928,664	9,833,903	9,896,527	9,557,959

Basic and diluted net loss per share	$(0.03)	$(0.01)	$(0.07)	$(0.08)

The accompanying notes are an integral part of these consolidated audited financial statements.

LandBank Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Month Periods Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(733,171)	$(788,126)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation - capital equipment	13,856	-
Amortization of options granted to Directors & Officers	29,636	-
Shares issued for service	-	374,667
Shares to be issued for service	-	36,000
Changes in current assets and liabilities:
(Increase) decrease in current assets
Inventory - land parcels	382,389	(1,009,162)
Other receivable	8,542	(51,781)
Prepaid expenses	173,883	58,597
Increase (decrease) in current liabilities
Accounts payable	110,672	24,831
Accrued expenses	(151,916)	138,341
Reserve for returns	-	(26,148)
Deferred income	(494,034)	(255,145)
Total adjustments	73,028	(709,800)

Net cash used in operating activities	(660,143)	(1,497,926)

Cash flows from investing activities
Capital equipment purchases	(20,789)	-

Cash flows from financial activities
Due to related parties	469,156	1,136,694
Repayment of loans	(50,576)	(50,624)

Net cash provided by financial activities	418,580	1,086,070

Net change in cash and cash equivalents	(262,352)	(411,856)

Cash and cash equivalents - beginning balance	265,970	631,425

Cash and cash equivalents - ending balance	$3,618	$219,569

Supplemental disclosure of cash flows information:
Taxes paid	$2,400	$-
Interest paid	$37,377	$41,157

Supplemental disclosures of non-cash investing and financing activities:
Shares issued to settle accrued expenses	$84,000	$-

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

On January 26, 2006, iStorage issued 8,200,002 shares of restricted stock (post-split) in exchange for all of the assets and liabilities of Landbank, LLC, a company organized in the State of California in December 2004, and $140,000 in cash. iStorage changed its name to Landbank Group, Inc. The former members of Landbank, LLC became approximately 90% owners of the Company.

The exchange of shares with Landbank, LLC was accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of Landbank, LLC obtained control of the consolidated entity (collectively, “the Company”). Accordingly, the merger of the two companies was recorded as a recapitalization of Landbank, LLC, where as Landbank, LLC was treated as the continuing entity. The historical results for the nine month periods ended September 30, 2007 and 2006 include Landbank, LLC and Landbank Group, Inc.

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

The types of real estate acquired and sold by the Company include undeveloped acreage, houses, and lots. These parcels are marketed nationwide. To date, the Company has acquired properties in Arizona, Colorado, Florida, Michigan, New Mexico, Nevada, Oklahoma, New York, Pennsylvania, Missouri, Texas, and in the State of Chihuahua, Mexico.

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

The Company also has a satellite office in American Fork, Utah and a processing, acquisition, and sales office in Alameda, California. The Company closed its sales office in Phoenix, Arizona in June 30, 2007. The Company shares office space at the Van Nuys, American Fork, and Alameda locations with its affiliates.

On October 26, 2007, Parent’s Board of Directors voted unanimously to approve the proposed divesture of the Company’s operating subsidiary, Landbank, LLC (“the Subsidiary”). Per the terms of the proposed transaction, Parent would divest itself of the Subsidiary to a private company (“the Acquisition Company”) owned 100% by former directors, officers, and principal stockholders of the Company. In return for receiving 100% ownership of the Subsidiary, the Subsidiary, the Acquisition Company, and Family Products LLC (a member of the Acquisition Company) would indemnify Parent against any, and all, past, present, and future financial obligations related to the Subsidiary except for a $500,000 note payable that Parent would owe to the Acquisition Company. In addition, Parent will issue 79,311,256 shares of its common stock to the Acquisition Company, thereby giving the Acquisition Company ownership of 95% of Parent’s issued and outstanding shares of its common stock immediately after the successful closing of this transaction. In connection with these transactions, Parent’s Board of Directors also authorized an amendment to Parent’s certificate of incorporation to: (1) increase in the number of Parent’s authorized shares of common stock from 100,000,000 to 2,000,000,000, and (2) change Parent’s name. On November 1, 2007, Parent entered into a Securities Exchange Agreement with the Acquisition Company and Family Products LLC which provides for the foregoing transactions, subject to customary closing conditions, including approval by the Company’s stockholders and the amendment of the Company’s certificate of incorporation.  At the time of this filing, the divestiture and the amendment have not been approved by Parent’s stockholders, nor has the amendment been filed with the State of Delaware.  The Company anticipates that this transaction, which is subject to stockholder approval, will be finalized by the end of 2007 or during the first quarter of 2008.

Summary of significant accounting policies

The following summary of significant accounting policies used in the preparation of these consolidated financial statements is in accordance with generally accepted accounting principles.

Principles of Consolidation

The consolidated financial statements consist of the accounts of Landbank Group, Inc. and its wholly owned subsidiary Landbank, LLC, a California limited liability company. All material inter-company transactions have been eliminated in consolidation.

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

The Subsidiary maintains certain cash balances with a commercial bank. The Company’s cash balance of $3,618, all of which belonged to the Subsidiary, as of September 30, 2007 was within insured limits.

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

 The Company’s impairment analysis is predicated on establishing an accurate estimate of a property’s FMV. This estimate of FMV is based on the analysis of known trends, demands, commitments, events and uncertainties. As previously stated, the Company reviews all relevant information at its disposal at the time its impairment analysis is being performed, and uses that data to assess what impairment charges, if any, have been incurred. However, estimated FMV can be difficult to establish and is contingent on market conditions, such as, but not limited to, supply and demand, local and national economic factors, and interest rates. Any change in these market conditions, and similar conditions not previously mentioned, could have a material impact on estimated FMV, and, therefore, future inventory impairment charges incurred by the Company. Since there is not always a readily available source for land values, the weight of all measures, as described above, are considered by management in its impairment analysis. As of September 30, 2007, the inventory was $2,854,874.

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

Recognition of revenue and expenses

The Company follows FASB 66 - Accounting for Sales of Real Estate. Substantially all of the Company’s land sales are all-cash transactions. The Company also had a small, insignificant number of financing transactions through September 30, 2007. Because the Company’s policy for the all-cash transactions is to allow the buyer 60 days to rescind his real estate purchase, and because the Company does not issue the deed of trust on a financing sale until the note is paid in full, the deposit method of accounting is used. Under the deposit method, revenues and their related expenses, including inventory, are not recognized until the end of the buyer’s 60-day rescission period, for the all-cash sales, and at the time the note is paid in full for the financing transaction (also see note 7).

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

3.  Prepaid Expenses

The Subsidiary had prepaid expenses totaling $40,292 as of September 30, 2007, which consisted of rent, insurance, legal retainers and prepaid royalties to an affiliated company (see note 10). Prepaid rent represents both the last monthly rent payment due on the Subsidiary’s office in Alameda, California as well as the October 2007 rent. Prepaid insurance relates to both the Subsidiary’s general liability insurance policy and the Company’s directors & officers insurance policy, both of which are expensed over the one-year term of the policies. The Subsidiary pays for both the Company’s directors & officers insurance policy and its audit/review fees and allocates these expenses back the Company.

The following table details the Subsidiary’s prepaid expenses as of September 30, 2007:

As of 9/30/07
Rent	$4,663
Insurance	5,495
Legal retainers	8,150
Prepaid royalties	14,484
Other	7,500
$40,292

4. Property & Equipment

As of September 30, 2007, the Subsidiary had net property and equipment totaling $6,933, which consisted of computers and related computer hardware. These assets were purchased for use in the Subsidiary’s Alameda office and were put into service in February 2007. These assets were recorded at their cost of $20,789, which included the purchase price, tax, and freight. The Subsidiary is expensing these assets over a twelve (12) month period beginning February 2007, with the monthly depreciation totaling $1,732. During the nine month period ended September 30, 2007, the Subsidiary recorded depreciation expense of $13,856, with one-half of that amount allocated to an affiliate who shares the Alameda office with the Subsidiary. For the nine months ended September 30, 2007, the Subsidiary’s net depreciation expense was $6,928.

5. Accounts Payable & Accrued Expenses

The Subsidiary had accounts payable, which consist of normal expenses incurred during the course of business, totaling $273,847 as of September 30, 2007, with seven vendors accounting for $224,729 of the total. In regard to those seven vendors, $108,757 was owed to the Subsidiary’s outside attorneys, $95,972 was owed to three property owners associations and one county tax agency, and $20,000 was owed to an independent third-party consulting company (see note 11).

The Subsidiary had accrued expenses totaling $94,532 as of September 30, 2007, which consisted of the following:

Accrued payroll	$54,496
Accrued legal & professional fees	31,350
Accrued quarterly review fees	7,500
Accrued insurance	1,186
Total	$94,532

6.  Due to/from related parties

The Subsidiary has amounts due to various related parties that are former directors and companies related through common ownership. These amounts are unsecured, have no stated rates of interest, and have no maturity dates. Interest expense has been imputed on amounts due to related companies using a per annum rate of eight percent (8%). As of September 30, 2007, the Subsidiary had $3,110,031 due to related parties. Interest expense to related parties for the nine month periods ended September 30, 2007 and 2006 was $123,042 and $90,442, respectively.

On September 20, 2007, John Beck’s Amazing Profits, LLC (“JBAP”), Mentoring of America, LLC (“MOA”), HG, Inc. (“HGI”), HG Marketing, LLC (“HGM”), and Family Products, LLC (“FP”), entered into a Contribution Agreement (“Contribution Agreement”) with Landbank Acquisition, LLC, a private entity owned 100% by former directors, officers, and principal stockholders of the Company. Pursuant to the terms of the Contribution Agreement, JBAP, MOA, HGI, HGM, and FP assigned their respective interests in the notes payable due to them from Landbank, LLC to Landbank Acquisition, LLC in return for membership interests in Landbank Acquisition, LLC. At the time of assignment, these notes totaled $3,032,657.47 and consisted of the principal and interest owed to the affiliates as of August 31, 2007. The assigned notes accrue interest at the rate of 8% per annum, are payable on demand, and had a total amount owed of $3,052,943 as of September 30, 2007 (see table below). As of September 30, 2007, Landbank Acquisition, LLC owned 55% of the Company’s issued and outstanding shares of common stock.

The following table details the amounts owed to affiliates:

	Principal	Interest	Total
Landbank Acquisition, LLC (formerly owed to JBAP)	$534,424	$-	$534,424
Landbank Acquisition, LLC (formerly owed to MOA)	47,900	9,623	57,523
Landbank Acquisition, LLC (formerly owed to HGI)	1,789,372	195,989	1,985,361
Landbank Acquisition, LLC (formerly owed to HGM)	382,606	90,636	473,242
Landbank Acquisition, LLC (formerly owed to FP)	-	2,393	2,393
Joyce Beck	32,400	-	32,400
Gaytan, Baumblatt, Leevan	24,688	-	24,688
	$2,811,390	$298,641	$3,110,031

Gaytan, Baumblatt, & Leevan is an accounting firm owned by Ray Gaytan, a Director of the Company (see note 10). Joyce Beck is the wife of John Beck, a former Director of the Company, and the funds owed to her by the Subsidiary were for the reimbursement of expenses incurred by Mrs. Beck on behalf of the Subsidiary.

7.  Deferred revenue under the deposit method

The Subsidiary, follows FASB 66 - Accounting for Sales of Real Estate (see note 1), and due to the Subsidiary‘s 60-day refund policy, all sales transactions, and their related direct expenses, are not recognized until after the expiration of the buyer’s 60-day rescission period. As of September 30, 2007, the Subsidiary‘s deferred revenue totaled $300,633 with related direct costs totaling $209,225, of which $194,741 was land costs and $14,484 was prepaid royalties to a related party (see note 10).

8.  Loans Payable

In August 2005, the Subsidiary, purchased certain sections of land in Pershing County, Nevada subject to loans from Western Title Company. Each of the 18 sections of land secures their respective loan. The loans bear interest at 10% per annum and mature September 1, 2015, unless the corresponding real estate is sold sooner, in which case, the loan must be repaid.

During the nine month period ended September 30, 2007, the Subsidiary made total principal payments of $50,576 and interest payments of $37,377. In September 2007, the Subsidiary repaid $21,480 as payment in full for one of the 18 loans that was outstanding as of June 30, 2007. The payment was made so the Subsidiary could begin selling the property that was securing that particular loan.

The scheduled principal payments on these notes are as follows:

Years ended
September 30,

2008	$40,367
2009	44,594
2010	49,263
2011	54,422
2012	60,120
Thereafter	213,539

Total	462,305
Current portion	40,367

Long-term portion	$421,938

9.  Stockholders’ Deficit

Common Stock Issued

The Company issued 93,333 shares of its common stock, par value $0.0001 per share, to Aurelius Consulting Group/Red Chip Companies (see note 11) on April 4, 2007 as payment in full for services valued at $84,000 which was recorded as accrued expense as of December 31, 2006. The total number of shares of the Company’s common stock issued and outstanding immediately after the issuance of the 93,333 shares was 9,928,664.

The Company did not issue any shares of its common stock during the three-month period ended September 30, 2007.

10.  Related-party transactions

The Subsidiary pays a royalty to a related company equal to 35% of gross profit received by the Subsidiary on each all-cash sale generated by leads provided by that related company. Gross profit is defined as land sale revenue reduced by inventory cost, sales commissions, credit card merchant fees, and deed of trust transfer costs. The related company is Landbank Acquisition, LLC, a private entity owned 100% by former directors, officers, and principal stockholders of the Company.  John Beck, a former director of the Company and currently a principal stockholder of the Company, receives a profit participation of 50% of the royalty payments received by one of the related companies, pursuant to its royalty agreement with the Subsidiary, for his services to that related company. During the nine month periods ended September 30, 2007 and 2006, the Subsidiary recorded royalty expense to related parties of $183,969 and $485,426, respectively.

On September 12, 2007, the Company terminated its agreement with Investment Capital Researchers, Inc. (“ICR”), a Company owned by Stephen Weber, a former member of the Company’s Board of Directors. Pursuant to the termination agreement, ICR will keep the 200,000 shares (post-split) of the Company’s common stock that it was issued on June 30, 2006 but will not be entitled to any future compensation of any nature. In return, the Company has relieved ICR of any future obligations relating to the original agreement dated August 1, 2005 and amended on June 27, 2006. Pursuant to the original agreement, ICR received 200,000 shares (post-split) of the Company’s common stock on June 30, 2006 and was to receive an additional 200,000 shares of the Company’s common stock (post-split) upon the achievement of specified milestones. All shares issued pursuant to this agreement were to be restricted securities. The 200,000 shares issued on June 30, 2006 were valued at $120,000 based on fair value of the shares at the time of issuance. The Company expensed the entire $120,000 as non-cash consulting fees during the six month period ended June 30, 2006,

The Company shares its principal office in Van Nuys and its offices in both American Fork and Alameda with related parties. The Company does not pay rent for its Van Nuys and American Fork facilities, but, if it were required to pay rent on these facilities, the Company estimates the combined monthly rent value being approximately $1,200, which the Company deems as not material. The related parties are companies owned and controlled by Doug Gravink and Gary Hewitt, both of whom are former directors and officers of the company and former principal stockholders of the Company. The Company's office in Phoenix, Arizona is subleased from a related company that is also owned by Doug Gravink and Gary Hewitt. Under the terms of the sublease arrangement, the Company pays a pro rata share of the rent paid by the related company, based upon the portion of the space occupied by the Company. During the nine month periods ended September 30, 2007 and 2006, the Subsidiary recorded related party rent expense totaling $16,668 and $16,663, respectively.

On December 22, 2006, the Subsidiary entered into a lease for approximately 1,200 square feet of office space in Alameda, California. The lease is for a term of twenty-five (25) months, commencing January 1, 2007. Per the terms of the lease, the first month is rent-free, with a base rent of $2,295 per month for months two (2) through twelve (12) and $2,366 per month for months thirteen (13) through twenty-five (25). The Subsidiary is also responsible for paying its pro-rated share of certain expenses, such as property taxes. The monthly rent and related expenses for the Alameda office are to be allocated to both the Subsidiary and its affiliate, Mentoring of America, LLC (“MAC”), with each company paying 50% of the expenses associated with maintaining this office.

The following table details the Subsidiary’s rent expense commitments per the terms of the applicable lease agreements. The Subsidiary’s lease for its Arizona office expires in January 2008, while the lease for its Alameda office expires in January 2009. These two leases represent the only office leases currently entered into by the Subsidiary.

	2007	2008	2009
Arizona Office	$22,224	$1,852	$-

Alameda Office	12,623	14,196	1,183

Total	$34,847	$16,048	$1,183

A director of the Company has, through his accounting firm, provided accounting service to the Subsidiary. The Subsidiary recorded related party accounting expense totaling $5,383 during the nine month period ended September 30, 2007. The Subsidiary incurred $104,650 in related party accounting expense during the same period in fiscal year 2006.

11. Commitments

Consulting Agreement with Independent Third Parties

On September 12, 2007, the Company terminated its agreement with two (2) independent consultants (“the consultants”), with the termination agreement allowing the consultants to keep all cash compensation received from the Company as well as the 400,000 shares (post-split) of the Company’s common stock that was issued to them in June 2006. Per the terms of the original agreement, the Company paid the consultants $180,000 cash, payable in nine (9) monthly installments of $20,000 each, commencing on September 1, 2005. On May 10, 2006, the parties amended the original agreement to include compensation for any funds directly raised by the consultants. Under terms of the amended agreement, the consultants were to receive 800,000 shares of the Company’s common stock (post-split), par value $0.0001, with 400,000 shares to be issued on June 30, 2006 and the remaining 400,000 shares issued upon the achievement of specified milestones. On June 30, 2006, the Company issued 400,000 shares (post-split) of its common stock to the consultants, valuing these shares at $240,000 based on fair value of the shares at the time of issuance. The Company expensed the entire $240,000 as professional fees during the six months ended June 30, 2006. In return, the consultants (1) assisted the Company in locating a publicly-traded shell company and negotiating its merger with Landbank Group, LLC and (2) agreed to assist the Company in its capital raise. Upon termination of this agreement, all obligations of each party have been extinguished.

Agreement with Gemini Valuation Services, LLC

On September 25, 2007, the Company signed an engagement letter with Gemini Valuation Services, LLC (“Gemini”), an independent third-party, to provide a fairness opinion related to the Company’s proposed plan to sell the Subsidiary to a private entity owned 100% by former directors, officers, and principal stockholders of the Company. Per the terms of the engagement letter, Gemini would review all aspects of both the Company’s and Subsidiary’s financial activities and business model, as well as the proposed transaction, and provide the Company with its opinion regarding the fairness of the proposed transaction. In consideration for their services, Gemini would be paid $40,000 cash, with $20,000 having been paid by the Subsidiary in September 2007 and the remaining $20,000 due upon completion of Gemini’s fairness opinion. The Subsidiary recorded the entire $40,000 expense as professional fees during the three-month period ended September 30, 2007. The unpaid balance of $20,000 is included in the Subsidiary’s accounts payable balance as of September 30, 2007.

12.  Options Granted to Directors and Officers

On August 10, 2007, the Company terminated all of its option grants, which consisted of grants to four (4) of the Company’s five (5) Board members and its Chief Financial Officer. At the time of termination, none of the options had been exercised and the Company had recorded $55,570 as compensation expense relating to these options, of which $25,934 was recorded in fiscal year 2006 and the remaining $29,636 during the nine months ended September 30, 2007. Upon the termination of these options, the Company (1) will no longer be recording any compensation expense relating to these options, and (2) has no other option and/or warrants of any kind outstanding.

The following information pertains to the above-mentioned options that were terminated on August 10, 2007:

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

13. Subsequent Events

Securities Exchange Agreement

On November 1, 2007, Landbank Group, Inc. (”Parent”) entered into a Securities Exchange Agreement (the “Securities Exchange Agreement”) with Landbank Acquisition, LLC (“Acquisition Company”). Family Products, LLC, a member of Acquisition Company, also is a party to the Securities Exchange Agreement for the limited purpose of providing indemnification to the Company thereunder.

The Securities Exchange Agreement calls for the following transactions (the “Transactions”) to occur at the closing:  (1) Parent to transfer ownership of Landbank LLC, its operating subsidiary (“the Subsidiary”), to Acquisition Company (the “LLC Transfer”), (2) Parent to issue 79,311,256 new shares to Acquisition Company to increase Acquisition Company’s current equity holdings in Parent of approximately fifty-five percent (55%) to approximately ninety-five percent (95%) (the “Share Issuance”), (3) Acquisition Company to provide full indemnity to Parent for the Subsidiary’s prior operations and liabilities, (4) the Subsidiary to assign $500,000 in debt to Parent owed to Acquisition Company, (5) the Subsidiary to retain approximately $500,000 in debt owed to third parties and approximately $2.5 million in debt owed to Acquisition Company, and (6) Parent to retain approximately $5,000 in cash for Parent’s working capital.

The consummation of the Transactions is subject to the receipt of customary closing conditions, including approval of the LLC Transfer by the Parent’s stockholders and the amendment of Parent’s certificate of incorporation to change the name of Parent and to increase the number of authorized shares of Common Stock from 100,000,000 to 2,000,000,000.

Acquisition Company and Parent have also agreed to enter into a Registration Rights Agreement between them at the closing (the “Registration Rights Agreement”) pursuant to which the Acquisition Company will receive certain demand and piggyback registration rights with respect to the shares received in the Share Issuance. The Securities Exchange Agreement may be terminated with the written consent of Parent and Acquisition Company.  Subject to satisfaction of such closing conditions, the Transactions are expected to close by the end of 2007 or during the first quarter of 2008.

The  Securities Exchange Agreement and the Transactions were approved unanimously by the Parent’s Board of Directors on October 26, 2007.  In connection with these transactions, Parent’s Board of Directors also authorized an amendment to Parent’s certificate of incorporation to: (1) increase in the number of Parent’s authorized shares of common stock from 100,000,000 to 2,000,000,000, and (2) change Parent’s name. At the time of this filing, the divestiture and the amendment have not been approved by Parent’s stockholders, nor has the amendment been filed with the State of Delaware.

The Company’s goal is to divest itself of its money-losing Subsidiary and thereby free itself of all financial obligations relating to the Subsidiary. Upon successful completion of the Transactions, the Company would have no operating activities, minimal on-going financial obligations except for a $500,000 note payable, and the freedom to pursue new business opportunities. The Company anticipates that this transaction will be finalized by the end of 2007 or during the first quarter of 2008.

14. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company and the Subsidiary have an accumulated deficit of $1,849,868 as of September 30, 2007, including a net loss of $733,171 for the nine month period ended September 30, 2007. The total liabilities of both the Company and the Subsidiary exceeded their total assets by $1,335,631 as of September 30, 2007. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of both the Company and the Subsidiary, which in turn is dependent upon the Company’s and/or Subsidiary’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company and/or Subsidiary be unable to continue as a going concern.

On October 26, 2007, Parent’s Board of Directors voted unanimously to approve the proposed divesture of the Subsidiary.  Per the terms of the proposed transaction, Parent would divest itself of the Subsidiary to the Acquisition Company. In return for receiving 100% ownership of the Subsidiary, Subsidiary, the Acquisition Company and Family Products LLC (a member of the Acquisition Company) would indemnify Parent against any, and all, past, present, and future financial obligations related to the Subsidiary except for a $500,000 note payable that Parent would owe to the Subsidiary. In addition, Parent will issue 79,311,256 shares of its common stock to the Acquisition Company, thereby giving the Acquisition Company ownership of 95% of Parent’s issued and outstanding shares of its common stock immediately after the successful closing of this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

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

For the purpose of this discussion regarding the financial condition and results of operations for both Landbank Group, Inc. and its operating subsidiary, Landbank, LLC (“the Subsidiary”), it is to be assumed that the “the Company” refers to Landbank Group, Inc. while “the Subsidiary” refers to Landbank, LLC unless otherwise noted.

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

Since January 2006, the Company, through its operating subsidiary, Landbank, LLC, has been engaged solely in the business of acquiring parcels of land in bulk, primarily through the real property tax lien foreclosure process, and then reselling the land as individual parcels. The Company’s business is asset intensive. Since the business is predicated on identifying, repackaging, and selling properties, long-term investment decisions do not play a significant role. Interest rate trends do not necessarily impact the Company’s business; as such rates tend to produce a canceling effect in terms of both the purchase and the resale prices.

On September 20, 2007, Doug Gravink and Gary Hewitt, both of whom are former directors and officers of the Company and principal stockholders of the Company, entered into a Contribution Agreement (the “Contribution Agreement”) with Landbank Acquisition, LLC. Pursuant to the Contribution Agreement, Gravink and Hewitt each contributed 2,733,334 shares of the Company’s common stock to Landbank Acquisition, LLC in exchange for membership interests in Landbank Acquisition, LLC. Upon completion of the contribution transaction, Landbank Acquisition, LLC held a total of 5,466,668 shares of the Company’s common stock directly, or approximately 55.1% of the Company’s issued and outstanding shares.  Gravink and Hewitt each hold a 50% beneficial ownership interest in Landbank Acquisition, LLC through their direct holdings and indirect ownership of their affiliated entities, which are also members of Landbank Acquisition, LLC. Gravink served as our Chief Executive Officer and Hewitt served as our President and Secretary until they each resigned on September 24, 2007.

On September 24, 2007, the Company appointed Eric Stoppenhagen as Interim President and Secretary of the Company to fill the vacancies created upon the resignations of Gravink and Hewitt.  Additionally, Mr. Stoppenhagen was also appointed Interim Chief Financial Officer of the Company effective November 15, 2007 in light of the current Chief Financial Officer’s resignation, which is effective November 15, 2007. On September 27, 2007, the Company entered into a Consulting Agreement with Venor, Inc. (“Venor”), a company owned by Mr. Stoppenhagen.  Under the terms of the consulting agreement, Venor will perform certain consulting services for the Company with respect to, among other things, the provision of executive services (including, without limitation, the services of Mr. Stoppenhagen, the Company's Interim President and Secretary) for a period of six months.  The Company will pay Venor a $5,000.00 monthly fee for certain of the services to be provided, with additional services to be billed at an hourly rate.

On October 26, 2007, the Company’s Board of Directors voted unanimously to approve the proposed divesture of the Subsidiary.  Per the terms of the proposed transaction, the Company would divest itself of the Subsidiary to a private company (“the Acquisition Company”) owned 100% by former directors, officers, and principal stockholders of the Company. In return for receiving 100% ownership of the Subsidiary, the Subsidiary, the Acquisition Company, and Family Products LLC (a member of the Acquisition Company) would indemnify the Company against any, and all, past, present, and future financial obligations related to the Subsidiary except for a $500,000 note payable that the Company would owe to the Acquisition Company. In addition, the Company will issue 79,311,256 shares of its common stock to the Acquisition Company, thereby giving the Acquisition Company ownership of 95% of the Company’s issued and outstanding shares of its common stock immediately after the successful closing of this transaction.  On November 1, 2007 the Company entered into a Securities Exchange Agreement with the Acquisition Company and Family Products LLC which provides for the foregoing transactions subject to customary closing conditions, including approval of the divestiture by the Company’s stockholders and the amendment of the Company’s certificate of incorporation (i) to change the Company’s name and (ii) to increase the number of authorized shares of Common Stock from 100,000,000 to 2,000,000,000.

The Company’s goal is to divest itself of its money-losing Subsidiary and thereby free itself of all financial obligations relating to the Subsidiary. Upon successful completion of the proposed transaction, the Company would have no operating activities, minimal on-going financial obligations except for a $500,000 note payable, and the freedom to pursue new business opportunities. The Company anticipates that this transaction, which is subject to stockholder approval, will be finalized by the end of 2007 or during the first quarter of 2008.

The Subsidiary currently has operations in ten states, and has also acquired properties in Mexico. The Subsidiary is not dependent on any single customer and no customer represents over 10% of its total revenues.

The objective of the Subsidiary in its current line of business is to achieve and sustain a manageable growth rate that will enable it to become a market leader in its field. Management believes that this objective can be achieved by expanding the Subsidiary’s “direct to consumer” marketing efforts, developing networking responsiveness to assess buyer satisfaction, and dedicating additional resources to acquisition efforts. To date, marketing efforts have indicated that customers who buy may have a recurring need to buy for investment and/or resale purposes. Consequently, each customer represents the potential for multiple sales. The Subsidiary’s ability to achieve its objectives is dependent on its cash flow from operations, which currently is not sufficient to meet its financial obligations. The Subsidiary must improve its cash flow by either increasing sales of its existing inventory or through the additional borrowing of funds from its affiliates, or a combination of the two. The Subsidiary cannot offer any assurances that it will be able to sell enough inventory, in a timely manner, to satisfy its financial obligations. In addition, the Subsidiary cannot offer any assurances that it will be able to secure additional financing from its affiliates. Should the Subsidiary be unable to generate sufficient cash through the sale of its existing inventory or through additional loans from its affiliates, the Subsidiary may be forced to significantly curtail its current operations or cease operations altogether. The Subsidiary is not currently pursuing any outside financing from independent third parties with whom it has no affiliation.

The Subsidiary finances its operations by loans from affiliated companies and revenues generated from operations. From the commencement of operations in the second quarter of 2005 through September 30, 2007, the Subsidiary had net borrowings from its affiliates, including accrued interest, of $3,110,031 and net recognized revenues totaling $7,563,080, of which $1,986,101 was gross profit, which is defined as revenue less the cost of the land, processing fees, merchant fees, dues and taxes, and royalties. The Subsidiary derives revenue solely from the sale of the properties that it acquires.

The Subsidiary incurs the following costs of revenue:

Operating Expenses

Sales and Marketing Expense: The Subsidiary’s sales and marketing expenses, excluding royalty agreements, consist primarily of personnel costs for its sales and marketing staff, travel and lodging, marketing programs, allocated facilities, and other related overhead. The Subsidiary no longer pays commissions on the sale of its properties.

Acquisition Team: The Subsidiary has a team of four (4) acquisition specialists responsible for identifying and acquiring suitable properties. Expenses consist primarily of personnel costs for team members, purchase commissions, travel and lodging, and other related overhead. The Subsidiary pays commissions only upon completion of the purchase transaction, including transfer of the deed.

General and Administrative Expenses: The Subsidiary’s general and administrative expenses consist of personnel costs for executives and staff (finance/accounting and human resources), as well as costs relating to travel and lodging, accounting/audit services, legal and other professional services, and other costs incurred during the normal course of operations.

Acquisition Costs: To date the Subsidiary has acquired all of its properties, with the exception of certain parcels in Nevada, for cash. The average cost of properties that it acquires varies depending on the size, location and other specific characteristics of each property.

Income Taxes: The Subsidiary’s income tax expense includes the tax obligations for the multiple tax jurisdictions in which it operates. Income tax expense is affected by the profitability of our operations in the jurisdictions in which we operate, the applicable tax rate for these jurisdictions, and our tax policies. The Subsidiary makes significant estimates in determining its income tax expense. If its actual amounts differ from these estimates, its provision for income taxes could be materially impacted.

Royalty payment: The Subsidiary derives a significant number of customers from databases developed by certain of its affiliates. Pursuant to royalty agreements, it pays a royalty to these affiliates equal to 35% of gross profits (less acquisition costs) earned on any cash sale of a property to a customer referred to it under these royalty agreements. The Subsidiary’s ability to draw on these customer databases significantly reduces its direct sales and marketing expenses. In the future, the Subsidiary intends to continue to make use of its affiliate databases, but also hopes to develop other distribution methods, particularly where the Subsidiary acquires a significant number of lots in one area.

COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006

The following discussion/analysis regarding revenue, cost of goods sold, and gross profit refers only to the Subsidiary.  Landbank Group, Inc. had no revenue, no cost of goods sold, and no gross profit.

Results of Operations

Net revenue for the three month period ended September 30, 2007 was $190,204, which represents a decrease of $916,693, or 82.8%, from the $1,106,897 recorded during the same period in fiscal year 2006. The decrease in net revenue was the direct result of the Subsidiary’s closing of its Arizona sales office, which resulted in a significant decrease in both sales volume and net revenue. The Subsidiary sold 155 properties during the current three month period, a decrease of 313, or 66.9%, from the 468 properties sold during the same three month period in fiscal year 2006. The average per property selling price was $1,227 during the current three-month period, which represents a decrease of $1,138, or 48.1%, per property as compared to the $2,365 average sales price during the same three-month period in fiscal year 2006. The decrease in the average selling price is attributable to several factors, including, but not limited to, general overall market conditions, the quality of the properties sold, and the size of the properties sold.

During the nine-month period ended September 30, 2007, net revenue totaled $1,742,501, a decrease of $1,591,479, or 47.7%, from the $3,333,980 recorded during the same period in fiscal year 2006. The Subsidiary sold 916 properties during the nine-months ended September 30, 2007, a decrease of 1,274 units, or 58.2%, from the 2,190 properties sold during the same nine-month period last year. The average selling price during the current nine-month period was $1,902 per property, an increase of $380 per property, or 25.0%, from the $1,522 average selling price during the same period last year. The increase in average selling price was driven by the improved quality, and larger size, of the properties sold during the early part of fiscal year 2007. Since then, the average selling price of the properties sold by the Subsidiary have been adversely affected by general market/economic conditions, the size of the properties sold, and the overall quality of the properties sold. In reference to the size of properties sold, the Subsidiary sold several 40-acre parcels earlier in fiscal year 2007, each of which carried a sales price upwards of $10,000 per property. The sale of these types of properties can, and did, affect the average selling price of the properties sold.

As previously stated, the Subsidiary is struggling with its inability to acquire a diversified portfolio of properties that would allow it to continue selling in volume without flooding, or saturating, a particular market, and/or geographic location, and depressing property values in the process. The Subsidiary is constantly trying to manage revenue/volume growth while also trying to protect its markets from becoming flooded, or saturated, with properties available for sale, which may depress property values and adversely affect the ability of its Customers to resell their properties at a profit. During the three month period ended June 30, 2007, the Subsidiary closed its sales office in Arizona and stopped selling properties in volume due to its lack of diversified real estate holdings. The Subsidiary is currently working to acquire additional properties and diversify its real estate holdings, but there can be no assurance that it will be successful, and therefore, no assurance that it will begin selling properties in volume again.

The following table details the number of properties sold, the state in which the properties sold were located, and the net revenue generated by the properties sold for both the three and nine-month periods ended September 30, 2007 and 2006:

	As of September 30, 2007				As of September 30, 2006
	3-Months		9-Months		3-Months		9-Months
	Properties Sold	Revenue (000)	Properties Sold	Revenue (000)	Properties Sold	Revenue (000)	Properties Sold	Revenue (000)
Arizona	7	$8.0	38	$54.2	-	$-	-	$-
Colorado	1	8.8	9	98.3	8	146.2	10	166.9
Florida	1	7.1	2	7.6	16	117.4	16	117.4
Michigan	-	-	8	12.8	-	-	-	-
New Mexico	7	15.4	28	58.3	46	167.2	46	167.2
Oklahoma	2	1.1	28	22.9	81	91.6	421	592.3
Pennsylvania	(8)	(17.7)	266	684.5	136	351.9	280	550.5
Texas	145	167.5	537	803.9	181	232.6	1,417	1,739.7
	155	$190.2	916	$1,742.5	468	$1,106.9	2,190	$3,334.0

Cost of goods sold during the three-month period ended September 30, 2007 totaled $178,329, a decrease of $595,468, or 77.0%, from the $773,797 incurred during the same period in fiscal year 2006. The average cost of a property sold during the current three-month period was $1,150, a decrease of $503, or 30.4%, from the per property average of $1,653 during the same period in fiscal year 2006. As a percentage of the average selling price, the average property cost in the current quarter was 93.7% as compared to 69.9% during the same period in 2006. The significant increase in the average property cost, as measured as a percentage of the average sales price, is due primarily to general market conditions, which have adversely affected both sales prices and the resulting profit margins. The decrease in the average sales price of the properties sold during the current three-month period as compared to the same period last year, as measured in dollars, is due to decreases in (1) land costs, which vary depending on quality and size, (2) royalties paid to related parties, which are a function of gross profit, (3) sales commissions, which are no longer paid by the Subsidiary, (4) processing fees, which are incurred in the processing of deeds and related paperwork, and (5) merchant fees charged on credit card sales. These decreases were partially offset by the increase in dues and taxes, which resulted from the Subsidiary holding its properties longer and thereby incurring additional “holding” costs.

Cost of goods sold during the nine-month period ended September 30, 2007 was $1,327,611, a decrease of $1,082,172, or 44.9%, from the $2,409,783 incurred during the same period in fiscal year 2006. As a percentage of net revenue, cost of goods sold was 76.2% during the current nine-month period and 72.3% during the same period last year. The average cost of a property sold during the current nine-month period was $1,449, an increase of $349, or 31.7%, as compared to the $1,100 average cost per property sold during the same period last year. The increase in the average property cost, in terms of dollars, is due to (1) increased land costs, which are a function of both the size, and quality, of the property sold, (2) increased processing fees, (3) increased merchant fees, (4) increased sales commissions paid, and (5) increased dues and taxes. As previously mentioned, the increase in dues and taxes resulted from the Subsidiary holding its properties longer and thereby incurring additional “holding” costs, while both merchant fees and processing fees are dictated by independent third parties and are beyond the control of the Subsidiary. As for sales commissions, they’re a function of the selling price, which increased during the nine-month period ended September 30, 2007 (sales commissions are no longer paid on properties sold). Partially offsetting these cost increases was a modest decline in royalties paid to a related party, which, as previously mentioned, are a function of gross profit.

The Subsidiary’s cost of goods sold, and the corresponding average cost per property sold, for both the three and nine-month periods ending September 30, 2007, and 2006, is detailed below:

	As of September 30, 2007				As of September 30, 2006
	3-Months		9-Months		3-Months		9-Months
	Total (000)	Per lot average	Total (000)	Per lot average	Total (000)	Per lot average	Total (000)	Per lot average
Land Cost	$122.1	$787.7	$828.9	$904.9	$520.5	$1,112.2	$1,535.0	$700.9
Royalty to related party	6.4	41.3	184.0	200.9	179.5	383.5	485.4	221.6
Processing fees	11.1	71.6	116.0	126.6	42.4	90.6	142.5	65.1
Merchant fees	7.2	46.5	68.8	75.1	22.8	48.7	76.5	34.9
Sales commissions	-	-	70.1	76.5	44.2	94.4	134.6	61.5
Dues & taxes	31.5	203.2	59.8	65.3	(35.6)	(76.1)	35.8	16.3
	$178.3	$1,150.3	$1,327.6	$1,449.3	$773.8	$1,653.4	$2,409.8	$1,100.4

Gross profit for the three months ended September 30, 2007 was $11,875, a decrease of $321,225, or 96.4%, as compared to gross profit of $333,100 during the three-months ended September 30, 2006. As a percentage of net revenue, gross profit was 6.2% during the current period and 30.1% during the same period in fiscal year 2006. During the nine-months ended September 30, 2007, gross profit totaled $414,890, a decrease of $509,307, or 55.1%, as compared to gross profit of $924,197 during the same period in 2006. As a percentage of net revenue, gross profit was 23.8% during the current nine-month period and 27.7% during the same period in fiscal year 2006. The decrease in gross profit, as measured in dollars, for both the three and nine-month periods ended September 30, 2007 as compared to the same periods in 2006, was due to the decrease in the number of properties sold. Gross profit, as measured as a percentage of net revenue, decreased in the current three-month period, as compared to the same period last year, due to the significant decrease in the average sales price as well as the increase in dues and taxes. As for the nine-month period ended September 30, 2007, as compared to the same period last year, gross profit, as measured as a percentage of net revenue, declined due to increases in all direct costs except for royalties paid to a related party.

Total operating expenses for both Landbank Group, Inc. and Landbank, LLC were $290,432 during the three-months ended September 30, 2007, which represents a decrease of $92,406, or 24.1%, from the $382,838 that was incurred during the same period last year. Of these totals, Landbank Group, Inc.’s portion was $40,706 in the current three-month period as compared to $76,051 during the same period in fiscal year 2006. These expenses consisted primarily of compensation paid to Directors and Officers, as well as consulting fees and expenses associated with its Directors and Officers insurance policy. The Subsidiary’s portion of the operating expenses for the current three-month period was $249,726 and consisted of salaries and related expenses (approx. $120.1K), legal fees (approx. $44.1K), professional fees (approx. $41.2K), accounting/review fees (approx. $15.0K), office rent (approx. $9.0K – of which approx $5.6K was to a related party), and other expenses totaling approximately $20.3K. The Subsidiary’s portion of the operating expenses for the same three-month period last year was $306,787 and consisted of salaries and related expenses (approx. $136.2K), legal fees (approx. $40.3K), professional fees (approx. $25.2K), accounting/review fees (approx. $20.7K), investor relations expenses (approx. $45.1K), office rent (approx. $5.6K – all to a related party), and other expenses totaling approximately $33.6K. The Subsidiary’s operating expenses decreased by $57,061, or 18.6%, during the current three-month period as compared to the same period last year. The primary cause for the decrease was the $16.2K decrease in salaries and related expenses, which resulted from headcount reductions, and the $45.1K decrease in investor relations expenses, which resulted from the Subsidiary not paying an investor relations firm.

For the nine-month period ending September 30, 2007, total operating expenses for both Landbank Group, Inc. and Landbank, LLC were $985,242, which represents a decrease of $455,482, or 31.6%, from the $1,440,724 that was incurred during the same period last year. Landbank Group, Inc.’s share of the operating expenses was $139,243 during the current nine-month period, a decrease of $360,407, or 72.1%, as compared to the $499,650 incurred during the same period in fiscal year 2006. The decrease is due almost entirely to the non-recurring, non-cash charge of $374,667 recorded by Landbank Group, Inc. for shares issued in consideration for professional services received during the nine-month period ended September 30, 2006 (see notes 11 and 13 of the financial statements). Landbank, LLC’s portion of the operating expenses totaled $845,999 for the current nine-month period, which represents a decrease of $95,075, or 10.1%, from the $941,074 incurred during the same period last year. This decrease, as measured on a year-to-year basis, is due almost entirely to the $97,028 decrease in travel expenses, which resulted from the Subsidiary not purchasing as much property as it has in the past, which resulted in a decrease in travel related expenses associated with the inspection of  properties and the participation in tax foreclosure sales.

The following table details the combined total operating expenses of Landbank Group, Inc. and Landbank, LLC for the three and nine-month periods ended September 30, 2007 and 2006:

	FY 2007		FY 2006
	3-Months	9-Months	3-Months	9-Months
Salaries & related	$120.1	$391.9	$136.2	$331.4
Directors & Officers compensation	31.4	112.1	27.5	27.5
Legal fees	44.1	133.3	40.3	149.5
Accounting/audit fees	15.0	45.0	20.7	37.2
Investor relations	-	9.3	45.1	102.7
Professional fees	41.2	64.3	25.2	560.5
Office rent	9.0	25.8	5.6	16.7
Travel	2.7	21.0	50.7	118.1
Insurance	9.4	33.0	2.5	2.5
Depreciation	2.6	6.9	-	-
Non-recurring charge - Nevada properties	-	50.0	-	-
Other	14.9	92.6	29.0	94.6
	$290.4	$985.2	$382.8	$1,440.7

During the three month period ended March 31, 2006, the Subsidiary incurred a one-time cash charge of $140,000 in relation to its acquisition by Landbank Group, Inc. (see note 2 of the financial statements). No such extraordinary charge was incurred by the Subsidiary during the three, or nine, month periods ended September 30, 2007.

The Subsidiary’s interest expense for the three-months ended September 30, 2007 totaled $56,199, of which $12,458 was interest incurred on its bank loan (see note 8 of the financial statements) and the remaining $43,741 was interest incurred on loans from related parties (see note 6 of the financial statements). During the same three-month period in fiscal year 2006, interest expense was $54,658, with $13,204 relating to the bank loan and the remaining $41,454 relating to loans from related parties. For the nine-month period ending September 30, 2007, interest expense totaled $160,419, with $37,377 relating to the bank loan and $123,042 relating to interest accrued on the related party borrowings. Interest expense was $131,599 during the same nine-month period in 2006, with $41,157 relating to the bank loan and the remaining $90,442 relating to the related party loans. The increase in interest expense during both the three and nine-month periods ended September 30, 2007, as compared to the same periods in fiscal year 2006, is due almost entirely to the interest accrued on the related party loans. The Subsidiary’s increased borrowing from related parties resulted in an increase in interest expense. Landbank Group, Inc. did not incur any interest expense in either nine-month period ending September 30, 2007 and 2006.

The net loss for both Landbank Group, Inc. and Landbank, LLC for the three-months ended September 30, 2007 totaled $335,556, an increase of $231,160 from the net loss of $104,396 incurred during the same three-month period in 2006. As previously mentioned, the primary reason for the significant increase in net loss during the three-month period ended September 30, 2007, as compared to the same period in 2006, is due to the significantly lower sales volume/net revenue, which barely generated any gross profit. Landbank Group, Inc.’s portion of the net loss was $41,506, which represents a decrease of $34,545, or 45.4%, from the $76,051 incurred during the same period in fiscal year 2006. This decrease is solely attributed to the $45,000 decrease in investor relations expenses, which was partially offset by increases in compensation paid to Directors and Officers and insurance expenses. Landbank, LLC’s portion of the net loss for the three-month period ended September 30, 2007 totaled $294,050, which represents an increase of $265,705 from the $28,345 incurred during the same period last year. The significant increase in Landbank, LLC’s net loss is primarily attributable to the decrease in sales volume/net revenue, which resulted in a nominal gross profit of $11,875, which barely covered any portion of its operating expenses.

For the nine-month period ended September 30, 2007, the net loss for both Landbank Group, Inc. and Landbank, LLC totaled $733,171, a decrease of $54,955 from the same period in fiscal year 2006. The net loss during the current nine-month period would have increased by $319,712, as compared to the same nine-month period in 2006, if the nonrecurring, non-cash charge of $374,667 was excluded. The net loss associated with Landbank Group, Inc. was $140,043 during the current nine-month period, a decrease of $359,607 from the $499,650 incurred during the same period in fiscal year 2006. The decrease is attributable to the previously mentioned charge of $374,667 that was recorded by Landbank Group, Inc during the nine-months ended September 30, 2006. Landbank, LLC’s share of the net loss was $593,128, a decrease of $304,652 as compared to the net loss of $288,476 that it incurred during the same period last year. The decrease is sales volume/net revenue was the primary factor in the increased net loss, as measured on a year-to-year basis, for Landbank, LLC.

Assets and Liabilities

The following discussion of assets and liabilities refers solely to Landbank, LLC, the operating subsidiary, unless otherwise noted. As of September 30, 2007, Landbank Group, Inc. had no assets and only one liability; that being a $216,152 inter-company balance owed to Landbank, LLC.

Landbank, LLC had a cash balance of $3,618 as of September 30, 2007, a decrease of $262,352 from the $265,970 on hand as of December 31, 2006. The decrease in cash is primarily attributable to Landbank, LLC’s net loss of $593,128 during the nine-month period ended September 30, 2007, as well as the $494,034 reduction in deferred revenue and the $125,244 reduction in accounts payable and accrued expenses. The Company also used $20,789 to purchase capital equipment (computers and related hardware) and an additional $50,576 to repay its bank loan (see note 8 of the financial statements). These cash outflows were partially offset by the $382,389 gained from inventory sold, the $469,156 borrowed from related parties, and the $182,425 gained from the reduction in prepaid expenses and other receivables.

The following is a summary of cash used during the nine-month period ended September 30, 2007:

Cash as of 12/31/06	$265,970

Net loss for the nine months ended 9/30/07	(593,128)
Add back depreciation - capital equipment	13,856
Less cash used to pay down accounts
payable and accrued expenses	(41,244)
Less reduction in deferred revenue	(494,034)
Less funds loaned to Landbank Group, Inc.	(110,407)
Less principal payments on bank loan	(50,576)
Less capital equipment purchases	(20,789)
Add cash from inventory sold	382,389
Add cash borrowed from related parties	469,156
Add cash from reduction in prepaid expenses	173,883
Add cash from reduction in other receivables	8,542
Cash provided during the nine months ended 9/30/07	(262,352)

Cash as of 9/30/07	$3,618

Landbank, LLC’s inventory was $2,854,874 as of September 30, 2007, a decrease of $382,389 from the $3,237,263 that was held as of December 31, 2006. Landbank, LLC purchased $202,629 of new properties during the nine months ended September 30, 2007, with $132,384 of the purchases being properties located in Texas, $3,892 being properties purchased in Missouri, and the remaining $66,353 being properties located in Pennsylvania. Landbank, LLC also capitalized $243,920 in costs associated with its property holdings, with the costs consisting of taxes, dues and association fees, and improvement costs. In regard to the $243,920 of capitalized expenses, $118,453 was directly related to costs incurred for the subdividing of Landbank, LLC’s Pershing County, Nevada property. Land costs associated with Landbank, LLC’s revenue for the nine-month period ended September 30, 2007 were $828,938, which, net of the $202,629 in land purchases and $243,920 in capitalized costs, equates to the aforementioned $382,389 reduction in inventory. The following is a summary of Landbank, LLC’s inventory holdings as of September 30, 2007:

	Actively Marketed	Being prepared for marketing	Total
Colorado	211,103	-	211,103
Florida	11,775	-	11,775
Michigan	10,277	-	10,277
Missouri	-	3,892	3,892
Mexico	-	298,348	298,348
Nevada	47,291	935,066	982,357
New Mexico	11,411	-	11,411
Oklahoma	11,288	-	11,288
Pennsylvania	259,641	2,160	261,801
Texas	848,247	9,634	857,881
Deferred inventory (see note 4 of the financial statements)	194,741	-	194,741
	$1,605,774	$1,249,100	$2,854,874

 “Actively Marketed” properties are properties that are ready for immediate resale, while properties “Being Prepared for Marketing” are properties that are not currently ready to be sold due to any number of reasons, such as, but not limited to, zoning issues and title issues. In regard to the properties listed above that are categorized as “Being Prepared for Marketing”, the property in Mexico is awaiting final deeding from the previous owner to Landbank, LLC. The deeding process in Mexico has proven to be a slow and tedious affair, and, based on this particular experience, Landbank, LLC will carefully evaluate any future purchases of property in Mexico. The Nevada property, which is also categorized as “Being Prepared for Marketing”, has been delayed from being actively marketed as Landbank, LLC awaited approval to subdivide the properties into smaller parcels. Landbank, LLC had its subdivision plans approved during the three-month period ended September 30, 2007 and sold its first two Nevada properties in September 2007. This property was originally purchased in fiscal year 2005 and is the only property that Landbank, LLC has not purchased for cash in full; this property is financed by a bank loan (see note 5 of the financial statements). The remaining properties that are categorized as “Being Prepared for Marketing”, which are located in Missouri, Pennsylvania, and Texas, were purchased during the nine-month period ended September 30, 2007 and late in fiscal year 2006 and are in the process of being deeded to Landbank, LLC.

As previously mentioned, Landbank, LLC is pursuing strategies to diversify its real estate holdings. Landbank, LLC believes that a broad, diversified inventory of properties may provide more buying options to its customer base while also attracting new customers who may not have previously purchased property from Landbank, LLC because it didn’t offer the type of property that these individuals were interested in buying. Also, Landbank, LLC believes that a diversified inventory portfolio may allow it to increase both sales volume and net revenue while minimizing the potential to flood a particular market, or geographic region, with properties, and, in the process, depress property values and adversely impact the ability of our customers to resell their property at a profit.

Prepaid expenses totaled $40,292 as of September 30, 2007, a decrease of $173,883, or 81.2%, from the $214,175 as of December 31, 2006. The decrease in prepaid assets is due entirely to the expensing of prepaid expenses related to Landbank, LLC’s deferred revenue. Landbank, LLC follows FASB 66 - Accounting for Sales of Real Estate (see note 1 of the financial statements), and due to its 60-day refund policy, all sales transactions, and their related direct expenses, are not recognized until after the expiration of the buyer’s 60-day rescission period. Due to the significant decrease in property sales (see revenue discussion above and note 4 of the financial statements), Landbank, LLC has expensed, as of September 30, 2007, all of the direct costs, except land costs and royalties paid to an affiliate, associated with its deferred revenue. This was done because deferred revenue as of September 30, 2007, which was $300,633, represented approximately 4.0% of total revenue booked by Landbank, LLC since its inception in 2005; meaning that approximately 96.0% of all booked revenue has been recognized as of September 30, 2007. Therefore, given that approximately 96.0% of total revenues from inception have been recognized as of September 30, 2007, and that the remaining capitalized direct costs, except for land and royalty costs, were nominal and not material, Landbank, LLC elected to expense the remaining direct costs (merchant fees, processing fees, and sales commissions) as of September 30, 2007. These prepaid direct costs totaled $196,095 as of December 31, 2006. Prepaid rent represents both the October 2007 rent payment and the last monthly rent payment on Landbank, LLC’s office in Alameda, California. Prepaid insurance relates to both Landbank, LLC’s general liability policy and Landbank Group, Inc.’s directors & officers insurance policy, both of which are expensed over the one-year term of the policies. Landbank, LLC pays the monthly/annual premiums on Landbank Group, Inc.’s directors and officers policy and allocates the expense to Landbank Group, Inc.

The following table details prepaid expenses as of September 30, 2007:

As of 9/30/07
Rent	$4,663
Insurance	5,495
Legal retainers	8,150
Prepaid royalties (see note 10 of the financial statements)	14,484
Other	7,500
$40,292

Property and equipment totaled $6,933, net of accumulated depreciation, as of September 30, 2007 and consisted of computers and related computer hardware. These assets were purchased for use in Landbank, LLC’s Alameda office and were put into service in February 2007. These assets were recorded at their cost of $20,789, which included the purchase price, tax, and freight. Landbank, LLC is expensing these assets over a twelve (12) month period beginning February 2007, with the monthly depreciation totaling $1,732. During the nine month period ended September 30, 2007, Landbank, LLC recorded depreciation expense of $13,856, with one-half of that amount allocated to an affiliate who shares the Alameda office with Landbank, LLC. For the nine months ended September 30, 2007, Landbank, LLC’s net depreciation expense was $6,928.

Landbank, LLC’s current liabilities totaled $3,819,410 as of September 30, 2007, a decrease of $148,950 from the $3,968,360 as of December 31, 2006, which represents the total current liabilities of both Landbank Group, Inc. and Landbank, LLC as of year-end 2006.

The following table details Landbank, LLC’s current liabilities as of September 30, 2007:

Current liabilities as of September 30, 2007
Accounts payable	$273,847
Due to related parties - principal	2,811,390
Due to related parties - accrued interest	298,641
Accrued expenses	40,036
Accrued payroll	54,496
Loan payable - current portion	40,367
Deferred income	300,633
$3,819,410

Accounts payable consist of normal expenses incurred during the course of business, and, given Landbank, LLC’s significantly reduced sales/revenue volume and negative cash flow from operations, the majority of its payables are past vendor terms. As of September 30, 2007, accounts payable totaled $273,847, with seven vendors accounting for $224,729 of the total. In regard to those seven vendors, $108,757 was owed to Landbank, LLC’s outside attorneys, $95,972 was owed to three property owners associations and one county tax agency, and $20,000 was owed to an independent third-party consulting company. The remaining balance of Landbank, LLC’s accounts payable consists of various vendors who are owed relatively small amounts. Landbank, LLC owed related parties $3,110,031 as of September 30, 2007, with $2,811,390 consisting of principal owed and the remaining $298,641 relating to accrued, unpaid interest. Accrued expenses totaled $40,036 as of September 30, 2007 and consisted of (1) accrued legal and professional fees of $31,350, (2) accrued accounting/review fees of $7,500, and (3) accrued insurance expenses totaling $1,186. Accrued payroll totaled $54,496 as of September 30, 2007 and consisted of two (2) weeks of accrued salary and accrued, unpaid vacation pay. Deferred revenue totaled $300,633 as of September 30, 2007 and relates to land sales that have occurred as of September 30, 2007, but whose revenue has not been recognized as of September 30, 2007 in compliance with FASB 66 - Accounting for Sales of Real Estate (see note 1 of the financial statements).

The $148,950 decrease in current liabilities as of September 30, 2007 as compared to December 31, 2006 is the result of the following:

Accounts payable (Landbank, LLC)	$110,672
Due to related parties – principal (Landbank, LLC)	340,935
Due to related parties – accrued interest (Landbank, LLC)	128,221
Accrued expenses (Landbank, LLC)	(154,964)
Accrued payroll (Landbank, LLC)	3,048
Loan payable – current portion (Landbank, LLC)	1,172
Deferred revenue (Landbank, LLC)	(494,034)
Accrued expenses (Landbank Group, Inc.)	(84,000)
Total decrease	$(148,950)

The $494,034 reduction in deferred revenue is due to the decrease in property sales during August and September 2007 (see revenue discussion above and note 7of the financial statements) as compared to the same two-month period in fiscal year 2006. The $238,964 reduction in accrued expenses is the result of Landbank, LLC paying, in full, (1) the final $155,000, in cash, owed to Piping Partners for services provided, and the related expense recorded, during fiscal year 2006, and (2) Landbank Group, Inc. paying the final $84,000, via the issuance of 93,333 shares of its common stock (see note 9 of the financial statements), owed to Aurelius Consulting Group. The $110,672 increase in accounts payable was the result of Landbank, LLC’s significantly reduced sales/revenue volume and negative cash flow from operations, which has resulted in delayed payments to its vendors. The $469,156 (principal and interest) increase in the amount owed to related parties represents both the borrowings made by Landbank, LLC to fund its operations and the accrued, unpaid interest on the funds borrowed from those related parties.

As of September 30, 2007, Landbank, LLC owed $462,305 to a third party who financed its purchase of properties in Pershing County, Nevada, of which $40,367 is classified as a current liability and $421,938 as a long-term liability. The properties were purchased in August 2005, and the amount owed as of December 31, 2006 was $512,881. Landbank, LLC is required to make monthly payments of principal and interest, with total principal payments of $50,576 and interest payments of $37,377 having been made by Landbank, LLC during the nine month period ended September 30, 2007. In September 2007, Landbank, LLC repaid $21,480 as payment in full for one of the 18 loans that was outstanding as of June 30, 2007. The payment was made so it could begin selling the property that was securing that particular loan.

Shareholders’ deficit was $1,335,631 as of September 30, 2007 and is summarized in the table shown below. Landbank Group, Inc. had 9,928,664 shares of its common stock issued and outstanding as of September 30, 2007, of which 8,200,002 shares are owned by three individuals affiliated with both Landbank Group, Inc and Landbank, LLC. Landbank Group, Inc is authorized to issue 100,000,000 shares of its common stock, par value $0.0001 per share, which means 90,071,336 shares were unissued as of September 30, 2007. Additional paid-in capital increased by $113,627 as of September 30, 2007, as compared to December 31, 2006, due to (1) the issuance of 93,333 shares for services valued at $84,000 (see note 10 of the financial statements), and (2) the amortization of options granted to officers and directors of the Company (see note 14 of the financial statements). The consolidated net loss of Landbank Group, Inc. and Landbank, LLC was of $733,171 during the nine- month period ended September 30, 2007, which increased the consolidated accumulated deficit to $1,849,868 as of September 30, 2007.

Summary of Shareholders' Deficit as of September 30, 2007

	Common Shares	Common Par	Additional Paid in Capital	Accumulated Deficit	Shareholders' Deficit
Balance as of December 31, 2006 (audited)	9,835,331	$984	$399,617	$(1,116,697)	$(716,096)

Amortization of options granted to Directors & Officers	-	-	29,636	-	29,636

Shares issued for services	93,333	9	83,991	-	84,000

Net loss for the nine- month period ended September 30, 2007 – Landbank Group, Inc.				(140,043)

Net loss for the nine- month period ended September 30, 2007 – Landbank, LLC (the operations to be discontinued)	-	-	-	(593,128)	(733,171)

Balance as of September 30, 2007	9,928,664	$993	$513,244	$(1,849,868)	$(1,335,631)

Liquidity and Capital Resources

The following discussion regarding liquidity and capital resources relates to Landbank, LLC only, as it’s the entity with actual business operations. As for Landbank Group, Inc., its Board of Directors, as previously mentioned, voted unanimously on October 26, 2007 to approve a proposed transaction to divest Landbank, LLC to a private entity owned 100% by former directors, officers and principal stockholders of Landbank Group, Inc. On November 1, 2007, Landbank Group, Inc. entered into a Securities Exchange Agreement with the Acquisition Company and Family Products LLC which provides this divestiture, subject to customary closing conditions.  By divesting Landbank, LLC, Landbank Group, Inc. would be free of all financial obligations related to Landbank, LLC and its operations, except for a $500,000 note payable to Landbank, LLC by Landbank Group, Inc. Upon successful completion of the proposed transaction, Landbank Group, Inc. would have a clean balance sheet and minimal ongoing expenses and would be better positioned to pursue new, and hopefully more profitable, business opportunities. The Company anticipates that this transaction, which is subject to stockholder approval, will be finalized by the end of 2007 or during the first quarter of 2008.

To date, Landbank, LLC has funded inventory acquisitions primarily from net revenue received from sales of properties in inventory and from funds borrowed from affiliates. Landbank, LLC has not incurred any debt in order to finance its operations, with the exception of amounts due to affiliates and mortgages taken out for nineteen (19) sections of land acquired in Pershing County, Nevada in 2005 (see note 5 of the financial statements). These mortgages bear interest at 10% per annum and mature September 1, 2015.

Landbank, LLC’s available cash as of September 30, 2007 was $3,618, which means it must obtain additional funding from the sale of its existing inventory and/or additional loans from its affiliates if its to continue as a going concern. While Landbank, LLC believes that it can continue as a going concern by utilizing cash generated from the sale of its existing inventory, it cannot offer any assurances that it will be able to sell enough inventory, in a timely manner, to satisfy its financial obligations. In addition, Landbank, LLC cannot offer any assurances that it will be able to secure additional financing from its affiliates. Should Landbank, LLC be unable to generate cash through the sale of its existing inventory or through additional loans from its affiliates, Landbank, LLC may be forced to significantly curtail its current operations or cease operations altogether.

At the time of this filing, Landbank, LLC is not actively pursuing additional financing from independent third parties who are not affiliated with Landbank, LLC, nor does it have any material commitments for capital expenditures. There are no significant elements of income or loss arising from anything other than Landbank, LLC’s continuing operations.

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

Impairment of Inventory

Landbank, LLC’s inventory consists of land parcels that are purchased for resale purposes, and, except for special circumstances, do not normally remain in inventory for a prolonged period of time. Landbank, LLC records its inventory at the lower of cost or fair market value at the relevant balance sheet date. Landbank, LLC reviews its inventory on a quarterly basis in an attempt to (1) identify "problem" properties that may become impaired (difficult or impossible to sell), and (2) identify the financial impact, or impairment, to the recorded cost, or carrying value, of these properties. Landbank, LLC attempts to measure impairment on an item-by-item basis, but due to practical limitations, it also measures impairment for a group of similar/related properties. Landbank, LLC considers properties to be similar/related if they are from the same subdivision and/or geographic region. For the purpose of this discussion, the term "property" refers to a specific property or a group of similar/related properties.

Landbank, LLC recognizes inventory impairment at the time it's incurred, which is at the conclusion of the aforementioned quarterly reviews. Impairment charges, or write-downs to the recorded value of a property, occur when the estimated fair market value (FMV) of a property falls below the recorded, or carrying cost, of the associated property. The estimated FMV of a property is based on the conditions that exist at the relevant balance sheet date, with consideration being given to events after the relevant balance sheet date to the extent that they confirm conditions existing at or before the relevant balance sheet date. Landbank, LLC’s quarterly inventory impairment reviews require the exercise of judgment and take into consideration all relevant information available at the time the review is conducted. This periodic comparison of comparable information determines if the value of our properties has become impaired.

In attempting to identify impaired properties, Landbank, LLC begins by analyzing recent trends in selling prices (EBay, Bid4Assets, real estate agent listings, and Landbank, LLC’s sales records) to establish the estimated FMV of a property and then compares the estimated FMV to the recorded value of the property to ensure that the estimated FMV has not fallen below the recorded value. Should it be determined that the estimated FMV is less than the recorded value, Landbank, LLC records the appropriate impairment charge at that time, as it writes down the value of the property to it's estimated FMV, which does not include any profit/markup.

Landbank, LLC also reviews its properties to identify problems/issues that may reduce a property's value, such as, but not limited to, zoning issues, right of way issues, and failed perc tests. Any of these problems, and similar problems not previously mentioned, can have an adverse affect on the estimated FMV of a property and necessitate a write-down of the recorded value of said property. Should it be determined that such "problem" properties exist, Landbank, LLC records the appropriate impairment charge at that time, as it writes down the value of the property to it's estimated FMV, which, as previously mentioned, does not include any profit/markup.

Landbank, LLC’s return rates (the number of similar properties sold by Landbank, LLC that have been returned to it by the buyer) are also reviewed in an effort to gauge the favorability, or salability, of its properties. The purpose of this review is to attempt to determine if certain properties are (1) not in favor with our Customer base, (2) overpriced, (3) saturated for that particular market, or (4) problem properties for some reason unknown to Landbank, LLC. Should it be determined that certain properties are experiencing abnormally high return rates and may be difficult to sell at an estimated FMV above their recorded cost, Landbank, LLC will record the appropriate impairment charge at that time, as it writes down the value of the property to its estimated FMV.

Landbank, LLC’s impairment analysis is predicated on establishing an accurate estimate of a property's FMV. This estimate of FMV is based on the analysis of known trends, demands, commitments, events and uncertainties. As previously stated, Landbank, LLC reviews all relevant information at its disposal at the time its impairment analysis is being performed, and uses that data to assess what impairment charges, if any, have been incurred. However, estimated FMV can be difficult to establish and is contingent on market conditions, such as, but not limited to, supply and demand, local and national economic factors, and interest rates. Any change in these market conditions, and similar conditions not previously mentioned, could have a material impact on estimated FMV, and, therefore, future inventory impairment charges incurred by Landbank, LLC. Since there is not always a readily available source for land values, the weight of all measures, as described above, are considered by management in its impairment analysis.

RISK FACTORS

Risk Factors that May Affect Future Results and Market Price of Stock

In the following discussion of risk factors, the term “the Company” refers to the combined entities of Landbank Group, Inc. and its operating subsidiary, Landbank, LLC unless otherwise noted.

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

Further, the Company has entered into an agreement with its principal stockholder whereby, upon stockholder approval, the Company would divest itself of its operating subsidiary Landbank, LLC.  The Company expects that the transaction will close by the end of 2007 or in the first quarter of 2008.  If the transaction is consummated, the Company would no longer engage in its current line of business and the Company at this time has no prospects for any new future business.

We will be a non-operating company seeking a suitable transaction and may not find a suitable candidate or transaction.

We will commence being a non-operating company with the completion of the foregoing transaction and will seek a suitable transaction with a private company; however, we may not find a suitable candidate or transaction.  If we are unable to consummate a suitable transaction we will be forced to liquidate and dissolve which will take three years to complete and may result in our distributing no cash to our stockholders.

We will continue to incur the expenses of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome.

In the event of liquidation, our Board of Directors may at any time turn management of the liquidation over to a third party, and our directors may resign from our board at that time.

If we are unable to find or consummate a suitable private company transaction, our directors may at any time turn our management over to a third party to commence or complete the liquidation of our remaining assets and distribute the available proceeds to our stockholders, and our directors may resign from our board at that time. If management is turned over to a third party and our directors resign from our board, the third party would have sole control over the liquidation process, including the sale or distribution of any remaining assets.

If we are deemed to be an investment company, we may be subject to substantial regulation that would cause us to incur additional expenses and reduce the amount of assets available for distribution.

If we invest our cash and/or cash equivalents in investment securities, we may be subject to regulation under the Investment Company Act of 1940. If we are deemed to be an investment company under the Investment Company Act because of our investment securities holdings, we must register as an investment company under the Investment Company Act. As a registered investment company, we would be subject to the further regulatory oversight of the Division of Investment Management of the Securities and Exchange Commission, and our activities would be subject to substantial regulation under the Investment Company Act. Compliance with these regulations would cause us to incur additional expenses, which would reduce the amount of assets available for distribution to our stockholders. To avoid these compliance costs, we intend to invest our cash proceeds in money market funds and government securities, which are exempt from the Investment Company Act but which currently provide a very modest return.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities,  in the event of dissolution, our stockholders could be held liable for payment to our creditors of each such stockholder’s pro rata share of amounts owed to the creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder.

In the event of dissolution or a distribution of substantially all our assets, pursuant to the Delaware General Corporation Law, we will continue to exist for three years after the dissolution became effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. Under the Delaware General Corporation Law, in the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities during this three-year period, each stockholder could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder.

However, the liability of any stockholder would be limited to the amounts previously received by such stockholder from us (and from any liquidating trust or trusts) in the dissolution. Accordingly, in such event a stockholder could be required to return all distributions previously made to such stockholder. In such event, a stockholder could receive nothing from us under the plan of dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that any contingency reserve established by us will be adequate to cover any expenses and liabilities.

While we continue our current line of business, we may need to raise capital in the future, and if such capital is not available on acceptable terms, we may have to curtail or cease operations.

The Company's current business is dependent in part on being able to acquire and make available a broad selection of properties. Acquisition of these properties requires significant capital expenditure. While the Company intends to generate sufficient revenues in the future to fund our acquisitions, it is possible that we may need to raise additional capital. Consequently, we may be unable to raise sufficient additional capital on terms deemed acceptable. In that event, the Company may have to curtail or cease operations and/or limit the number of properties maintained in inventory. This could have an adverse impact on the Company's ability to effectively compete with other companies, which are able to offer customers a broader range of properties. If additional funds are raised through the issuance of debt securities or preferred stock, these securities could have rights that are senior to the holders of the common stock, and any debt securities could contain covenants that would restrict the Company's operations. In addition, if the Company raises funds by selling common stock or convertible securities, existing stockholders could face dilution of their shares.

While we continue our current line of business, we may be unable to identify or acquire suitable properties at a low cost, which could affect our ability to generate revenues.

The Company's ability to generate revenues in its current line of business is highly dependent on its ability to maintain low acquisition costs while offering a wide range of suitable properties. There can be no assurance that the Company's acquisition teams will be successful in locating suitable properties on financially attractive terms.

While we continue our current line of business, competition for properties may increase costs and reduce returns.

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

In our current line of business we acquire a substantial number of our properties through the tax-lien foreclosure process, and may therefore be subject to additional costs for eviction and/or clearing title.

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

In our current line of business, we may be unable to sell a property, if or when we decide to do so, which could delay revenues needed to fund operations.

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

The Company's principal stockholders beneficially own approximately 83% of the issued and outstanding share capital of the Company, with one stockholder owning approximately 55% of our outstanding stock. As a result, these stockholders are able to exercise significant influence over the Company, including the election of directors, amendments to the certificate of incorporation or by-laws of the Company, the approval of mergers or other business combinations, and the sale or purchase of material assets. The interests of these stockholders in deciding these matters and the factors they consider in making such decisions could be different from the interests of the Company's other stockholders.

We may lose key personnel and/or be unable to maintain current relationships with affiliates upon which we depend.

The Company's success depends to a significant degree upon the continued relationship with certain of its affiliates and the contribution of its executive management team. During the third quarter of 2007 our President and Chief Executive Officer each resigned.  Due to the loss of these executives and any other of the Company's executives, we could lose access to important affiliate services and/or acquisition or sales channels, which could adversely affect our operations and/or financial condition.

Four of the Company’s original five directors have recently resigned, two of which were replaced with independent directors. Although we believe that the Company will benefit from having an independent board, we cannot guarantee that this change in board composition will not adversely affect the Company's operations.

We have also had significant turnover in our corporate officers.  Effective November 15, 2007, John Genesi, our Chief Financial Officer will resign, to be replaced on an interim basis by Eric Stoppenhagen, our Interim President and Secretary.

In our current line of business we are subject to general real estate risks.

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

As of November 1, 2007, the Company had 9,928,664 shares of common stock outstanding of which approximately 8,922,780 shares are considered "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933 ("'33 Act"). These restricted shares are eligible for sale under Rule 144 at various times. No prediction can be made as to the affect, if any, that the sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of the Company's common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair the Company's ability to raise capital through the sale of its equity securities.

The Company has a significant number of shares authorized but unissued. These shares may be issued without stockholder approval. Significant issuances of stock would dilute the percentage ownership of the Company's current stockholders and could likely have an adverse impact on the market price of the common stock.

As of November 1, 2007, the Company had an aggregate of 90,071,336 shares of common stock authorized but unissued. The Company has reserved 3,000,000 shares for issuance under the Company's 2006 Stock Incentive Plan and an additional 79,311,256 shares have been reserved for issuance to Landbank Acquisition LLC in connection with the Company’s divestiture of its operating subsidiary. All remaining shares of common stock may be issued without any action or approval by the Company's stockholders. Any such shares issued would further dilute the percentage ownership of the Company's current stockholders and would likely have an adverse impact on the market price of the common stock.

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

Stockholders should also be aware that, according to SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

ITEM 3. CONTROLS AND PROCEDURES

Our Interim President and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of the end of the period covered by this quarterly report on Form 10-QSB. Based on this evaluation, our Interim President and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report on Form 10-QSB, our disclosure controls and procedures were effective. In addition, there was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 2007, a dispute arose involving the proposed sale and purchase of certain real property owned by Landbank, LLC to NRLL East, LLC, under a contract dated March 6, 2007. In the Company’s view, this contract was illusory and did not obligate NRLL East, LLC to perform its obligations under the contract. Accordingly, in May 2007 the Company filed a complaint in the Los Angeles Superior Court seeking declaratory relief and rescission of the contract on the basis of fraud and breach of oral contract. On May 29, 2007, NRLL East, LLC filed a complaint in the 6th Judicial District Court of Nevada seeking specific performance and breach of contract, and recorded a lis pendens on the subject real property. On July 9, 2007, the Company reached a proposed agreement with NRLL East, LLC regarding this matter. Per the terms of the proposed settlement, the Company will pay NRLL East, LLC a one-time cash payment of $50,000 as final resolution to the disputed matter. The Company paid NRLL East, LLC the $50,000 in August 2007, at which time NRLL East, LLC terminated/released all claims against the Company.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

No.	Description

2.1	Securities Exchange Agreement dated November 1, 2007 by and among Landbank Group, Inc., Landbank Acquisition LLC and Family Products LLC. (1)

10.1	Consulting, Confidentiality and Proprietary Rights Agreement between Landbank Group, Inc. and Venor, Inc., dated September 27, 2007.

10.2	Form of Option Termination Agreement.

10.3	Letter of Termination, dated September 12, 2007, between Landbank Group, Inc. and Aziz Munir and Ray Dirks

10.4	Letter of Termination, dated September 12, 2007, between Landbank Group, Inc. and Investment Capital Researchers, Inc.

10.5	Form of Demand Promissory Note issued by Landbank, LLC.

10.6	Form of Assignment of Promissory Note, agreed to by Landbank, LLC.

31.1	Certification of Principal Executive Officers Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on November 7, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

LANDBANK GROUP, INC.

Date: November 14, 2007	By:	/s/ Eric Stoppenhagen
Eric Stoppenhagen
President