Form 10KSB
period 2007-12-31
Trist Holdings, Inc.
filed 2008-03-31
CIK 1377053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number: 000-52315

TRIST HOLDINGS, INC
(Name of small business issuer in its charter)
Delaware	20-1915083
(State of incorporation)	(IRS Employer Identification No.)

7030 Hayvenhurst Avenue, Van Nuys, CA	91406
(Address of principal executive offices)	(Zip Code)

(818) 464-1614
(Registrant's telephone number, including area code)

Landbank Group, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.0001 Par Value	None

Check whether the issuer is not required to file a report pursuant to Section 13 or 15(d) of the Exchange Act: ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB:  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☒    No ☐

State issuer's revenue for its most recent fiscal year: zero

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

State the number of shares outstanding of each of issuer's classes of common equity, as of March 10, 2008: 89,239,920

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements with-in the meaning of Section 27A of the Securities Act (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," investors should consider those discussed under "Risk Factors" and, among others, the following:

Since the transfer of substantially all of our assets, we are a non-operating company and are seeking a suitable transaction with a private company; however we may not find a suitable candidate or transaction.  If we are unable to consummate a suitable transaction we will be forced to liquidate and dissolve, which will take three years to complete and may result in our distributing less cash to our shareholders.  Additionally, we will be spending cash during the winding down of the Company and may not have enough cash to distribute to our shareholders.

These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

PART I

Item 1. Description of Business

Business Overview

Trist Holdings, Inc., ("Trist," "Company," “Landbank Group, Inc.,” “we,” “us,” or “our”) was incorporated in the State of Delaware as Camryn Information Services, Inc., on May 13, 1997. The Company operated for a brief period of time before it ceased operations on February 25, 1999 when it forfeited its charter for failure to designate a registered agent. The Company remained dormant until 2004 when it renewed its operations with the filing of a Certificate of Renewal and Revival of Charter with the State of Delaware on October 29, 2004. On November 3, 2004, the Company filed a Certificate of Amendment and the Company's name was formally changed from Camryn Information Services, Inc. to iStorage Networks, Inc. Such change became effective on November 8, 2004. The Company subsequently changed its name to Landbank Group, Inc., on January 27, 2006, following the acquisition of Landbank, LLC, a California limited liability company (“LLC”).  The Company previously engaged in business through LLC which made bulk acquisitions of parcels of land, primarily through the real property tax lien foreclosure process. The bulk acquisitions were then divided into smaller parcels for resale.

On December 31, 2007, the Company transferred all of its respective rights in and to LLC and its business and changed its name to Trist Holdings, Inc. (see below).  As a result of such transfer, we are a non-operating public company and our operating results through December 31, 2007 are not meaningful to our future results. The Company is seeking out suitable candidates for a business combination with a private company.

Background of the Transfer of Landbank LLC

Acquisition of Landbank, LLC and Divestiture of Prior Operations

On January 26, 2006, the Company acquired 100% of the membership interests in LLC, in exchange for shares of common stock of the Company. The exchange of shares for membership interests was treated as a reverse acquisition under the purchase method of accounting. The shares delivered in connection with the acquisition were transferred by the four former principal stockholders of the Company to the members of LLC in exchange for the Company receiving all of the ownership interests in LLC and $140,000 in cash. Concurrently with the acquisition of LLC, the Company divested itself of its wholly owned operating subsidiary, iStorage Networks Group, Inc. ("iSNG"). The $140,000 in cash accompanied the divestiture of iSNG. The former members of LLC acquired approximately a 90% ownership interest in the Company. LLC was formed in December 2004 but did not commence operations until the second quarter of 2005. With the divestiture of iSNG and the acquisition of LLC, the Company operated exclusively in the real estate marketplace. The Company no longer operates its former iStorage or LLC businesses.

From January 2006 to December 31, 2007, the Company's sole operations consisted of the operations of LLC.  We made bulk acquisitions of parcels of land, primarily through the real property tax lien foreclosure process. Such bulk acquisitions were divided into smaller parcels for resale (together with the prior sentence, the “Business”).  We considered various criteria in terms of its land acquisitions, which included but were not limited to, location, availability of utilities, proximity to water, geographic desirability, and proximity of significant population centers.

From May to June 2007, our officers and directors met on several occasions and maintained ongoing and lengthy discussions with our legal and financial advisors, including our outside corporate counsel, regarding all potential strategic alternatives that may be available to us, including potential transactions with our majority stockholders, their affiliates or other third parties, including the potential merger or acquisition of us by those holders, affiliates or third parties, and/or their ability or interest to provide additional capital to or invest in our company, and alliances with entities willing to manage our assets, none of which provided a viable alternative at that time because these parties: did not present us with any proposal for a potential transaction; subsequently retracted their interest in us; and/or demonstrated poor historical financial performance, or otherwise lacked established business operations or successful business strategies, and therefore did not demonstrate to the satisfaction of the board and officers their ability to obtain the necessary financing to complete a transaction or to manage our assets in a manner that would increase revenues or stockholder value in general.

In light of our continuing operating losses and outstanding debt, our Board of Directors, together with management, concluded that it had become necessary to redirect our company to address a changing competitive landscape.  Therefore, after extensive discussion, the Board of Directors directed senior management to analyze and review potential strategic transactions to raise capital, form strategic partnerships and/or identify mutual alliances in order to preserve our viability and to enhance stockholder value.

From June through October 2007, the Board of Directors and officers of the Company held informal meetings to discuss the possibility of transferring the LLC to a new company to be formed by Messrs. Doug Gravink and Gary Hewitt, who together held a majority of the Company’s outstanding common stock and, through their affiliates, were the holders of a significant portion of the Company’s debt.  At the meetings, the Board of Directors and officers considered a number of relevant financial and operational issues, including, among others:

●	a review of our results of operations and financial condition, including our recent operating losses;

●	our lack of any other viable financing or strategic transactions;

●	our declining cash balances;

●	the Board of Directors’ determination of the value of the LLC and its Business;

●	the Company and LLC’s outstanding obligations; and

●	the general economic downturn.

As a result of these considerations, the Board of Directors determined that a transaction with Messrs. Hewitt and Gravink presented the best opportunity for us and was in the best interests of us and our stockholders.  Therefore, the Board of Directors directed senior management to finalize the transactions.

In anticipation of a proposed transaction, the Company undertook several management and director changes.  On June 18, 2007, Stephen Weber resigned as a director of the Company.  Mr. Weber beneficially owns 200,000 shares of the Company’s common stock, held of record by Investment Capital Researchers, Inc. (“ICR”).

On June 22, 2007, John Beck also resigned as a director of the Company.  Mr. Beck owns 2,733,334 shares of the Company’s common stock, held as joint tenants with his wife.  Additionally, Mr. Beck is a creditor of the LLC, which has outstanding debts due and payable to Mr. Beck. The Company has no outstanding debt owed to Mr. Beck.

On July 27, 2007, Gary Freeman and Lee Mendelson were both appointed as directors of the Company, while Doug Gravink (“Gravink”) and Gary Hewitt (“Hewitt”) each resigned as directors of the Company.

On August 10, 2007, we entered into option termination agreements with each holder of options to purchase common stock of the Company, including Gravink, Hewitt, John Genesi, the formerChief Financial Officer of the Company, and Ray Gaytan, a director of the Company. Pursuant to the option termination agreements, all outstanding option grants were terminated.  At the time of termination, no portion of any option grant had vested or been exercised.

On September 20, 2007, Investor entered into a Contribution Agreement (the “Contribution Agreement”) with its members, including Gravink and Hewitt and certain of their affiliated entities.  Pursuant to the Contribution Agreement, Gravink and Hewitt each contributed 2,733,334 shares of the Company’s common stock (together, the “Contributed Shares”) to Investor in exchange for membership interests in Investor.  Following the closing, Investor held a total of 5,466,668 shares of Company common stock directly, or approximately 55.1% of our issued and outstanding shares.  Gravink and Hewitt each hold a 50% beneficial ownership interest in Investor through both direct and indirect ownership via their affiliates.  Gravink served as our Chief Executive Officer and Hewitt served as our President and Secretary until they each resigned on September 24, 2007.

Additionally, as part of the Contribution Agreement certain of Messrs. Gravink and Hewitt’s affiliates contributed promissory notes in the aggregate principal amount of $3,032,657.47 to Investor (the “Notes”).  Such promissory notes were issued by LLC, accrue interest at a rate of 8% per annum and are payable on demand of the holder.  Investor has not engaged in any line of business other than to hold the Contributed Shares and the Notes and had no other assets or liabilities other than its obligations pursuant to the Securities Exchange Agreement executed on October 31, 2007 and the expenses incurred in connection with each of the Contribution Agreement and the Securities Exchange Agreement.

On September 24, 2007, we appointed Eric Stoppenhagen as our Interim President and Secretary.  On September 27, 2007 we entered into a Consulting, Confidentiality and Proprietary Rights Agreement with Venor, Inc. (“Venor”), a company owned by Mr. Stoppenhagen.  Under the terms of the consulting agreement, Venor will perform certain consulting services for the Company with respect to, among other things, the provision of executive services (including, without limitation, the services of Mr. Eric Stoppenhagen, the Company's Interim President and Secretary) for a period of six months.

In September and October of 2007, our legal counsel negotiated the proposed Securities Exchange Agreement with Investor.

In September 2007, we retained Gemini Valuation Services LLC (“GVS”) to render an opinion to the Board of Directors that the proposed transactions (“Proposed Transactions”) viewed together, are fair, from a financial point of view, to the holders of our Common Stock. The Proposed Transactions called for (1) the Company to transfer ownership of LLC to Investor, (2) the Company to issue new shares to Investor in an amount that will increase Investor’s current equity holdings in Company of approximately fifty-five percent (55%) to approximately ninety-five percent (95%), (3) Investor to provide full indemnity to Company for LLC’s prior operations and liabilities, (4) LLC to assign $500,000 in debt to Company owed to Investor, (5) LLC to retain approximately $500,000 in debt owed to third parties and approximately $2.5 million in debt owed to Investor, and (6) the Company to seek to be acquired as a public shell subsequent to the transaction.

The Board of Directors retained GVS based upon GVS’s experience in the valuation of businesses and their securities in connection with recapitalizations and similar transactions.  GVS is a recognized valuation firm that is continually engaged in providing financial advisory services in connection with mergers and acquisitions, leveraged buyouts, business and securities valuations for a variety of regulatory and planning purposes, recapitalizations, financial restructurings, and private placements of debt and equity securities.

On October 23, 2007, GVS delivered its written opinion to the Board of Directors advising that, subject to customary limitations, the Proposed Transactions, viewed together, are fair, from a financial point of view, to the holders of our Common Stock.

On October 26, 2007, the Board of Directors held a special meeting to consider the LLC Transfer, the Securities Exchange Agreement and the transactions contemplated thereby.  In light of the Board of Directors’ earlier considerations, and considering our continuing losses, our expected losses in 2007 and 2008 and our current cash position, our Board of Directors determined that it would be in our best interests and in the best interests of our stockholders to pursue a transaction that would allow us to exit the real estate industry at a fair valuation, and provide us with the ability to successfully operate new businesses with significantly greater growth prospects than those we can reasonably expect from our current operations.  As such, after further negotiations and consultation with its legal and financial advisors, the Board of Directors approved the execution of the Securities Exchange Agreement subject to stockholder approval.

On October 31, 2007, we and Investor entered into the Securities Exchange Agreement which reflects the Proposed Transactions.

The Securities Exchange Agreement

On December 31, 2007, the Company closed the transactions contemplated under the Securities Exchange Agreement (the “Agreement”) dated with Landbank Acquisition LLC (“Investor”) and Family Products LLC, a member of Investor, who is a party to the Agreement for the limited purpose of providing indemnification to the Company there under.  At the time the Agreement was executed, and immediately prior to the closing of the transaction contemplated therein, Investor was the owner of 55% of the Company’s outstanding capital stock.

Pursuant to the Agreement, the following transactions (the “Transactions”) occurred at the closing:  (1) the Company transferred ownership of LLC to Investor; (2) the Company issued 79,311,256 new shares of common stock to Investor to increase Investor’s current equity holdings in Company of approximately fifty-five percent (55%) to approximately ninety-five percent (95%) (the “Share Issuance”); (3) Investor agreed to provide full indemnity to Company for LLC’s prior operations and liabilities; (4) LLC assigned $500,000 in debt to Company owed to Investor (the “Note Assignment”); (5) LLC retained approximately$500,000 in debt owed to third parties and approximately $2.5 million in debt owed to Investor; and (6) the Company retained approximately$5,000 in cash for the Company’s working capital.

In connection with the Note Transfer, the Company entered into a note assignment with LLC and Investor and issued a promissory note to Investor in the principal amount of $500,000.

Investor and the Company also entered into a Registration Rights Agreement between them at the closing (the “Registration Rights Agreement”) pursuant to which the Investor received certain demand and piggyback registration rights with respect to the shares received in the Share Issuance.

The consummation of the Transactions was subject to the receipt of customary closing conditions, each of which occurred prior to the closing, including approval of the LLC Transfer by the Corporation’s stockholders and the amendment of the Company’s Certificate of Incorporation to change the name of the Company to Trist Holdings, Inc. and to increase the number of authorized shares of Common Stock from 100,000,000 to 2,000,000,000.

Employees

The total number of Company employees is zero.

Risk Factors

The following important factors, and the important factors described elsewhere in this report or in our other filings with the SEC, could affect (and in some cases have affected) our results and could cause our results to be materially different from estimates or expectations.  Other risks and uncertainties may also affect our results or operations adversely.  The following and these other risks could materially and adversely affect our business, operations, results or financial condition.

We have a history of net losses and will not achieve or maintain profitability.

We have a history of incurring losses from operations. As of December 31, 2007, we had an accumulated deficit of approximately $2,255,000, all of which was incurred prior to the Transactions.  We anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs.  We will rely on funding from Investor for our cash needs.  Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction.

We are a non-operating company seeking a suitable transaction and may not find a suitable candidate or transaction.

We are a non-operating company and are seeking a suitable transaction with a private company; however, we may not find a suitable candidate or transaction.  If we are unable to consummate a suitable transaction we will be forced to liquidate and dissolve which will take three years to complete and may result in our distributing less cash to our shareholders.  Additionally, we will be spending cash during the winding down of the Company and may not have enough cash to distribute to our shareholders.

We cannot assure you of the exact amount or timing of any future distribution to our stockholders.

The precise nature, amount and timing of any future distribution to our stockholders will depend on and could be delayed by, among other things, the opportunities for a private company transaction, administrative and tax filings during or associated with our seeking a private company transaction or any subsequent dissolution, potential claim settlements with creditors, and unexpected or greater than expected operating costs associated with any potential private company transaction or any subsequent liquidation. Furthermore, we cannot provide any assurances that we will actually make any distributions.  Any amounts we actually distribute to our stockholders may be less than the price or prices at which our common stock has recently traded or may trade in the future.

We will continue to incur claims, liabilities and expenses that will reduce the amount available for distribution to stockholders.

Claims, liabilities and expenses incurred while seeking a private company transaction or any subsequent dissolution, such as legal, accounting and consulting fees and miscellaneous office expenses, will reduce the amount of assets available for future distribution to stockholders. If available cash and amounts received on the sale of non-cash assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash, or any cash at all, to our stockholders.

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

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities,  in the event of dissolution, our stockholders could be held liable for payment to our creditors of each such stockholder’s pro-rata share of amounts owed to the creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder.

In the event of dissolution or a distribution of substantially all our assets, pursuant to the Delaware General Corporation Law, we will continue to exist for three years after the dissolution became effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. Under the Delaware General Corporation Law, in the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities during this three-year period, each stockholder could be held liable for payment to our creditors of such stockholder’s pro-rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder.

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

Our auditors have expressed a going concern opinion.

Primarily as a result of our recurring losses and our lack of liquidity, the Company received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern for the year ended December 31, 2007.

Any future sale of a substantial number of shares of our common stock could depress the trading price of our common stock lower our value and make it more difficult for us to pursue or consummate a private company transaction.

Any sale of a substantial number of shares of our common stock (or the prospect of sales) may have the effect of depressing the trading price of our common stock. In addition, these sales could lower our value and make it more difficult for us to engage in a private company transaction. Further, the timing of the sale of the shares of our common stock may occur at a time when we would otherwise be able to engage in a private company transaction on terms more favorable to us.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our stock is likely to be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price. You may not be able to resell our common stock following periods of volatility because of the market's adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

•	announcements concerning our strategy,

•	litigation; and

•	general market conditions.

Because our common stock is considered a "penny stock" any investment in our common stock is considered to be a high-risk investment and is subject to restrictions on marketability.

Our common stock is currently traded on the Over-The-Counter Bulletin Board ("OTC Bulletin Board") and is considered a "penny stock." The OTC Bulletin Board is generally regarded as a less efficient trading market than the NASDAQ SmallCap Market.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.

Since our common stock is subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus your ability to sell our common stock in the secondary market.  There is no assurance our common stock will be quoted on NASDAQ or the NYSE or listed on any exchange, even if eligible.

We have additional securities available for issuance, including preferred stock, which if issued could adversely affect the rights of the holders of our common stock.

Our articles of incorporation authorize the issuance of 2,000,000,000 shares of common stock.  The common stock and the preferred stock can be issued by, and the terms of the preferred stock, including dividend rights, voting rights, liquidation preference and conversion rights can generally be determined by, our board of directors without stockholder approval. Any issuance of preferred stock could adversely affect the rights of the holders of common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. Accordingly, our stockholders will be dependent upon the judgment of our management in connection with the future issuance and sale of shares of our common stock and preferred stock, in the event that buyers can be found therefore. Any future issuances of common stock or preferred stock would further dilute the percentage ownership of our Company held by the public stockholders.

Item 2. Description of Property

The Company's principal office is located in Van Nuys, California. The Company shares this address, with its approximately 21,000 square feet of office space, at no charge to the Company with Investor. The Company estimates that it uses approximately 100 square feet of office space at this facility, with the estimated monthly rent value being approximately $250, which the Company does not deem as material.

Investments in real estate or interests in real estate: The Company does not hold any investments in real estate or interests in real estate. Prior to the Transactions, the Company acquired real property for immediate resale only, and not for investment purposes. The Company purchased the properties for cash and did not operate or mortgage any of the properties with the sole exception of land in Pershing County, Nevada. Acquired properties were recorded at cost and treated as inventory until sold. Properties appeared in inventory as lots or bulk tracts depending upon the stage of development. As of the Transactions, the Company no longer held any real property for resale.  Set forth below are the inventories (rounded to the nearest dollar) as of December 31, 2006 and December 31, 2007:

Period Ended	Inventory	Inventory Value

Period Ended 12/31/06	Individual Lots	$2,047,541
(audited)	Bulk Tracts	1,189,722
		$3,237,263

Period Ended 12/31/07	Individual Lots	$0
(audited)	Bulk Tracts	0
		$0

Investment in real estate mortgages: The Company does not invest in real estate mortgages.

Securities of or interests in persons primarily engaged in real estate activities: The Company does not have any investments in securities or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

The stockholders of the Company approved matters by written consent on the following dates in the fourth quarter of 2007:

On November 16, 2007, three stockholders who own of record 8,204,681 shares of the Company’s common stock, representing approximately 82.64% of the outstanding shares of the Company’s common stock, executed and delivered to us a written consent authorizing and approving the following actions:

1.
To approve an amendment to the Company’s Certificate of Incorporation, as previously amended, to (i) change the name of the Company to Trist Holdings, Inc. and (ii) increase the number of shares of authorized common stock from 100,000,000 to 2,000,000,000.

2.
To approve the Securities Exchange Agreement dated as of October 31, 2007, by and among the Company and Landbank Acquisition LLC, pursuant to which the Company would transfer substantially all of its assets, namely its operating subsidiary, Landbank LLC, to Landbank Acquisition LLC, its majority stockholder.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

The Company’s shares are presently listed for trading with the trading symbol “TRHI” in the “Other” Over-the-Counter or “Gray Market” wherein trades are reported by a broker-dealer to its Self-Regulatory Organization (“SRO”) which distributes the trade data to market data vendors and financial websites. Since bids and offers are not collected in a central location, market transparency and best execution are more problematic. Pursuant to SEC Rule 15c2-11, a Form 211 has been filed by a Market Maker to actively publish quotes in the Company’s stock in the OTC Bulletin Board.

Based on information obtained from Bloomberg, L.P., the offer and bid quotations for the common stock for the quarter ended December 31, 2005, each quarter of the fiscal year ended December 31, 2006 and the quarters ended March 31, 2006 and June 30, 2006 are set forth in the table below:

Quarter Ended		Price Range (2)
		High($)	Low($)
Quarter ended 12/31/05	(1)	$1.50	$0.50
Quarter ended 03/31/06	(1)	$23.00	$0.50
Quarter ended 06/30/06	(1)	$1.40	$0.20

(1) Quotes obtained under the symbol “LBAN”
(2) All prices reflect a 1-to-10 reverse stock split effected on June 30, 2006.

Currently, there are no broker-dealers making an active market in the Company’s common stock. The last reported trade occurred on February 20, 2007 at an execution price of $0.02 per share, with the closing price remaining unchanged at $0.02 per share as of March 20, 2007. Since July 1, 2006, the stock has traded in the “Other OTC” or “Gray Market”. Accordingly, there are no closing bid and ask prices for the common stock subsequent to June 30, 2006.  Currently, the Company is listed under the symbol TRHI.

Holders

As of December 31, 2007, there were 18 registered holders of record of the Company’s Common Stock.

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

Unregistered Sales of Equity Securities

Reference is made to our Current Report on Form 8-K filed on January 7, 2008.

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

Overview

The Company was incorporated in the State of Delaware as Camryn Information Services, Inc., on May 13, 1997. The Company operated for a brief period of time before it ceased operations on February 25, 1999 when it forfeited its charter for failure to designate a registered agent. The Company remained dormant until 2004 when it renewed its operations with the filing of a Certificate of Renewal and Revival of Charter with the State of Delaware on October 29, 2004. On November 3, 2004, the Company filed a Certificate of Amendment and the Company's name was formally changed from Camryn Information Services, Inc. to iStorage Networks, Inc. Such change became effective on November 8, 2004. The Company subsequently changed its name to Landbank Group, Inc., on January 27, 2006, following the acquisition of LLC.  The Company previously engaged in business through its wholly-owned subsidiary, LLC which made bulk acquisitions of parcels of land, primarily through the real property tax lien foreclosure process. The bulk acquisitions were then divided into smaller parcels for resale.

On December 31, 2007, the Company transferred all of its respective rights in and to LLC and its business and changed its name to Trist Holdings, Inc.  As a result of such transfer, we are a non-operating public company and our operating results through December 31, 2007 are not meaningful to our future results. The Company is seeking out suitable candidates for a business combination with a private company.

Fiscal Year 2007 Compared to Fiscal Year 2006

Results from Operations

Provided below is a discussion of the financial condition and results of operations relating to the Company’s past operations, which commenced in January 2006 with the Company’s acquisition of Landbank, LLC, and concluded on December 31, 2007 with the Transactions. Since that time the Company has had no other operations. Therefore, the financial results for the year ended December 31, 2007 mostly represents the results of operations of Landbank, LLC. We have not included any discussion of the results of the Company’s former operations, as we do not believe such discussion would be meaningful.

The information below represents our historical numbers.  These numbers are not meaningful going forward due to the transfer of our business.  For financial statement purposes, the results from LLC are consolidated in one line entitled “Loss from discontinued operations.”

Selling, General and Administrative Expenses
Operating expenses for fiscal year 2007 were $180,000, which represents a decrease of $673,000 from the $853,000 that was incurred during fiscal year 2006. Fiscal year 2006 operating expenses were significantly higher mainly due to stock compensation expense which included a one-time, non-cash charge of $374,667 in relation to the issuance of 624,445 shares of the Company’s common stock to consultants (see note 5 of the accompanying notes to the financial statements).

Discontinued Operations
Loss from discontinued operations was $875,000 and $345,000 in the years ended December 31, 2007 and 2006, respectively.   The increase in loss of $530,000 can be principally attributed to the downturn in the real estate market in 2007.

Liquidity and Capital Resources

Net cash used in operating activities was $530,000 and $1,624,000 in the years ended December 31, 2007 and 2006, respectively.  The decrease of $1,094,000 in cash used in operating activities was primarily due to a decrease in net income, and assumption of debt owed by divested subsidiary, offset by a decrease stock compensation.

Net cash provided by financing activities was $264,000 and $1,258,000 in 2007 and 2006, respectively.  These funds were borrowed from the Company’s divested subsidiary.

The Company funded the cost of the acquisition of new properties primarily from net revenues received from sales of properties in inventory and from funds borrowed from affiliates. The Company has not incurred any debt in order to finance its operations, with the exception of amounts due to affiliates and mortgages taken out for 19 sections of land acquired in Pershing County, Nevada in 2005.

From May to June 2007, our officers and directors met on several occasions and maintained ongoing and lengthy discussions with our legal and financial advisors, including our outside corporate counsel, regarding all potential strategic alternatives that may be available to us, including potential transactions with our majority stockholders, their affiliates or other third parties, including the potential merger or acquisition of us by those holders, affiliates or third parties, and/or their ability or interest to provide additional capital to or invest in our company, and alliances with entities willing to manage our assets, none of which provided a viable alternative at that time because these parties: did not present us with any proposal for a potential transaction; subsequently retracted their interest in us; and/or demonstrated poor historical financial performance, or otherwise lacked established business operations or successful business strategies, and therefore did not demonstrate to the satisfaction of the board and officers their ability to obtain the necessary financing to complete a transaction or to manage our assets in a manner that would increase revenues or stockholder value in general.

In light of our continuing operating losses and outstanding debt, our Board of Directors, together with management, previously concluded that it had become necessary to redirect our company to address a changing competitive landscape.  Therefore, after extensive discussion, the Board of Directors directed senior management to analyze and review potential strategic transactions to raise capital, form strategic partnerships and/or identify mutual alliances in order to preserve our viability and to enhance stockholder value.

From June through October 2007, the Board of Directors and officers of the Company held informal meetings to discuss the possibility of transferring the LLC to a new company to be formed by Messrs. Doug Gravink and Gary Hewitt, who together held a majority of the Company’s outstanding common stock and, through their affiliates, were the holders of a significant portion of the Company’s debt.  At the meetings, the Board of Directors and officers considered a number of relevant financial and operational issues, including, among others:

●	a review of our results of operations and financial condition, including our recent operating losses;

●	our lack of any other viable financing or strategic transactions;

●	our declining cash balances;

●	the Board of Directors’ determination of the value of the LLC and its Business;

●	the Company and LLC’s outstanding obligations; and

●	the general economic downturn.

As a result of these considerations, the Board of Directors determined that a transaction with Messrs. Hewitt and Gravink presented the best opportunity for us and was in the best interests of us and our stockholders.  Therefore, the Board of Directors directed senior management to finalize the transactions.

On December 31, 2007, the Company closed the transactions contemplated under the Agreement dated with the Investor and Family Products LLC, a member of Investor, who is a party to the Agreement for the limited purpose of providing indemnification to the Company there under.  At the time the Agreement was executed, and immediately prior to the closing of the transaction contemplated therein, Investor was the owner of 55% of the Company’s outstanding capital stock.

Pursuant to the Agreement, the Transactions occurred at the closing:  (1) the Company transferred ownership of LLC, to Investor, (2) the Company issued 79,311,256 new shares of common stock to Investor to increase Investor’s current equity holdings in Company of approximately fifty-five percent (55%) to approximately ninety-five percent (95%), (3) Investor agreed to provide full indemnity to Company for LLC’s prior operations and liabilities, (4) LLC assigned $500,000 in debt to Company owed to Investor (, (5) LLC retained approximately$500,000 in debt owed to third parties and approximately $2.5 million in debt owed to Investor, and (6) the Company retained approximately$5,000 in cash for the Company’s working capital.

In connection with the Note Transfer, the Company entered into a note assignment with LLC and Investor and issued a promissory note to Investor in the principal amount of $500,000.

Investor and the Company also entered into a Registration Rights Agreement between them at the closing (the “Registration Rights Agreement”) pursuant to which the Investor received certain demand and piggyback registration rights with respect to the shares received in the Share Issuance.

The consummation of the Transactions was subject to the receipt of customary closing conditions, each of which occurred prior to the closing, including approval of the LLC Transfer by the Corporation’s stockholders and the amendment of the Company’s Certificate of Incorporation to change the name of the Company to Trist Holdings, Inc. and to increase the number of authorized shares of Common Stock from 100,000,000 to 2,000,000,000.

The Company suffered recurring losses from operations and has an accumulated deficit of $2,255,000 at December 31, 2007.  Currently, we are a non-operating public company. The Company is seeking out suitable candidates for a business combination with a private company.

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

Item 7. Financial Statements

See the Company’s audited financial statements in pages 24 through 37.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Disclosure controls and procedures.    Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Yearly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Interim President, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

At the end of the period covered by this report and at the end of each fiscal quarter therein, our management, with the participation of our Interim President (who is our principal executive officer and principal financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Interim President concluded that these disclosure controls and procedures were effective at the reasonable assurance level described above as of the end of the period covered in this report.

Changes in internal controls over financial reporting.    The Interim President has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, the Interim President has concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2007.  Although the Company is working to comply with these requirements, the Company has only one consultant. The Company's lack of employees is expected to make compliance with Section 404 - especially with segregation of duty control requirements - very difficult and cost ineffective, if not impossible.  While the SEC has indicated it expects to issue supplementary regulations easing the burden of Section 404 requirements for small entities like the Company, such regulations have not yet been issued.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Landbank has a three person Board of Directors, none of whom are employees nor affiliates of the Company. In addition, the Company has formed an Audit Committee, effective July 12, 2006, comprised of Gary Freeman and Lee Mendelson, the two non-affiliate/employee directors of the Company. Mr. Freeman serves as the audit committee financial expert for the Committee.

Name	Age	Position Held and Tenure
Gary Freeman	40	Director since July 2007

Ray Gaytan	54	Director since January 2006

Lee Mendelson	36	Director since July 2007

Eric Stoppenhagen	34	President, Secretary and Chief Financial Officer since September 2007

Biographical Information

Gary Freeman, Director. Mr. Freeman has served as a director of the Company since July 2007. Mr. Freeman is currently a Partner in Bandari, Beach, Lim & Cleland’s Audit and Accounting services division. In conjunction with various consulting engagements, Mr. Freeman has assumed interim senior level management roles at numerous public and private companies during his career, including Co-President and Chief Financial Officer of Trestle Holdings, Inc., Chief Financial Officer of Silvergraph International and Chief Financial Officer of Galorath Incorporated. Mr. Freeman is currently a member of the Board of Directors of Trestle Holdings, where he serves as its Audit Committee Chairman, and GVI Security Solutions. Mr. Freeman’s previous experience includes ten years with BDO Seidman, LLP, including two years as an Audit Partner.

Ray Gaytan, Director. Mr. Gaytan has served as a director of the Company since January 2006. Since 1990, Mr. Gaytan has headed his own accounting firm, Gaytan, Baumblatt & Leevan, LLP. Mr. Gaytan is a certified public accountant.

Lee Mendleson, Director. Mr. Mendelson has served as a director of the Company since July 2007. Mr. Mendelson is the Founder and Managing Attorney of Mendelson Law Group where his practice is focused on representing creditors in retail and commercial litigation.  Mr. Mendelson is active in several commercial law associations and publications.

Eric Stoppenhagen. Mr. Stoppenhagen has served as President and Secretary since September 2007 and Chief Financial Officer since November 2007.  Mr. Stoppenhagen has served in an executive capacity for several public and private companies; including President of Trestle Holdings, Inc., and Chief Financial Officer of Jardinier Corporation.  He holds a Juris Doctorate and Masters of Business Administration both from George Washington University.  Additionally, he holds a Bachelor of Science in Finance and a Bachelor of Science in Accounting both from Indiana University. Mr. Stoppenhagen is a certified public accountant

Code of Ethics

The Company has adopted a code of business conduct and ethics for directors, officers (including the Company’s principal executive officer and principal financial officer) and employees, known as the Code of Business Ethics and Conduct.

Audit Committee Financial Expert

The Audit Committee includes at least one member who is determined by the Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, excluding the requirement that the person meets the relevant definition of an “independent director.”  Mr. Freeman is the director who has been determined to be an audit committee financial expert. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Freeman’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Freeman any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board of Directors. Mr. Freeman is a independent director.

Item 10. Executive Compensation

The following table and related footnotes show the compensation paid during the fiscal years ended December 31, 2007 and 2006, to the Company's principal executive officer and each of the other executive officers whose salary exceeded $100,000 for the year ended December 31, 2007:

Summary Compensation Table
						All Other
Name and Principal	Year	Salary	Bonus	Option Awards		Compensation		Total
Position		($)	($)	($)		($)		($)
(a)	(b)	(c)	(d)	(f)		(i)		(j)

Douglas Gravink (1)	2007
Former Chief Executive Officer	2006	--	--	$6,818	(3)	$5,178	(4)	$11,996

Gary Hewitt (1)	2007	--	--					$
Former President and Secretary	2006	--	--	$6,818	(3)	$5,179	(4)	$11,997

John Genesi (2)	2007	$96,250	--	--		--		$96,250
Former Chief Financial Officer	2006	$57,115	--	--		--		$57,115

Eric Stoppenhagen (5)	2007	$15,167	--	--		--		--
President, Secretary and Chief Financial Officer		--	--	--		--		--

(1)	Joined the Company on January 27, 2006 and resigned on September 24, 2007. All of the Company's prior officers and directors resigned as of January 26, 2006, and received no compensation for 2006.

(2)	Joined the Company on July 5, 2006 and resigned November 15, 2007. Mr. Genesi's annual salary was $110,000.

(3)
On December 28, 2006, both Messrs. Gravink and Hewitt were granted an option to purchase 100,000 shares of common stock at an exercise price of $0.12 per share, the fair market value of our common stock on the date of grant, in consideration of their service as a director of the company. These options were canceled in August 2007.

(4)
Represents royalty fees paid to John Beck's Amazing Profits, LLC through December 31, 2007, for leads provided to Landbank pursuant to our royalty agreement with this company. John Beck's Amazing Profits, LLC is indirectly owned, 50% each, by Messrs. Gravink and Hewitt.

(5)	Joined the Company in September 2007. Represents consulting fees paid to Mr. Stoppenhagen’s company, Venor, Inc.

Compensation of Directors

We currently pay our directors $7,500 per year, $1,875 payable on the first business day of each fiscal quarter for service on the board of directors.

Previously, we compensated certain of our directors with option grants under the Stock Incentive Plan.

In August 2007, all current directors of the Company agreed to cancel all stock options previously granted to them.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of the Company’s common stock by those persons beneficia1ly holding more than 5% of the Company's common stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of December 31, 2007.

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Common	Landbank Acquisition LLC (3) 7030 Hayvenhurst Ave. Van Nuys, CA 91406	84,777,924	95.0%
Common	Ray Gaytan 11400 Olympic Blvd. Los Angeles, CA 90064	4,680	0%
Common	Directors and Executive Officers as a Group (4 persons) (4)	4,680	0%

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

(2)	Percentages are based on 89,239,920 shares of common stock issued and outstanding as of December 31, 2007.

(3)
On September 20, 2007, Landbank Acquisition LLC entered into a Contribution Agreement (the “Contribution Agreement”) with its members, including Gravink and Hewitt and certain of their affiliated entities. Pursuant to the Contribution Agreement, Gravink and Hewitt each contributed 2,733,334 shares of the Company’s common stock (together, the “Contributed Shares”) to Investor in exchange for membership interests in Investor. Following the closing, Investor held a total of 5,466,668 shares of Company common stock directly, or approximately 55.1% of our issued and outstanding shares. Gravink and Hewitt each hold a 50% beneficial ownership interest in Investor through both direct and indirect ownership via their affiliates.

(4)	Messrs. Freeman, Mendelson, and Stoppenhagen have no beneficial ownership in the Company.

Equity Compensation Plan Information

None.

Item 12. Certain Relationships and Related Transactions, and Director Independence

The LLC paid a royalty to a related company equal to 35% of gross profit received by the LLC on each all-cash sale generated by leads provided by that related company. Gross profit was defined as land sale revenue reduced by inventory cost, sales commissions, credit card merchant fees, and deed of trust transfer costs. The related company is Landbank Acquisition, LLC, a private entity owned 100% by former directors, officers, and principal stockholders of the Company.

John Beck, a former director of the Company and currently a stockholder of the Company, received a profit participation of 50% of the royalty payments received by one of the related companies, pursuant to its royalty agreement with LLC, for his services to that related company. During the years ended December 31, 2007 and 2006, the Subsidiary recorded royalty expense to related parties of $10,357 and $668,159, respectively.

 On September 12, 2007, the Company terminated its agreement with Investment Capital Researchers, Inc. (“ICR”), a Company owned by Stephen Weber, a former member of the Company’s Board of Directors. Pursuant to the termination agreement, ICR will keep the 200,000 shares (post-split) of the Company’s common stock that it was issued on June 30, 2006 but will not be entitled to any future compensation of any nature. In return, the Company has relieved ICR of any future obligations relating to the original agreement dated August 1, 2005 and amended on June 27, 2006. Pursuant to the original agreement, ICR received 200,000 shares (post-split) of the Company’s common stock on June 30, 2006 and was to receive an additional 200,000 shares of the Company’s common stock (post-split) upon the achievement of specified milestones. All shares issued pursuant to this agreement were to be restricted securities. The 200,000 shares issued on June 30, 2006 were valued at $120,000 based on fair value of the shares at the time of issuance. The Company expensed the entire $120,000 as non-cash consulting fees during the six month period ended June 30, 2006,

The Company shared its principal office in Van Nuys and its offices in both American Fork and Alameda with related parties. The Company did not pay rent for its Van Nuys and American Fork facilities, but, if it were required to pay rent on these facilities, the Company estimates the combined monthly rent value being approximately $1,200, which the Company deems as not material. The related parties are companies owned and controlled by Doug Gravink and Gary Hewitt, both of whom are former directors and officers of the company and former principal stockholders of the Company. The Company's office in Phoenix, Arizona was subleased from a related company that is also owned by Doug Gravink and Gary Hewitt. Under the terms of the sublease arrangement, the Company paid a pro-rata share of the rent paid by the related company, based upon the portion of the space occupied by the Company. During the years ended December, 2007 and 2006, LLC recorded related party rent expense totaling $22,224 and $22,226, respectively.

On December 22, 2006, LLC entered into a lease for approximately 1,200 square feet of office space in Alameda, California. The lease was for a term of twenty-five (25) months, commencing January 1, 2007. Per the terms of the lease, the first month was rent-free, with a base rent of $2,295 per month for months two (2) through twelve (12) and $2,366 per month for months thirteen (13) through twenty-five (25). LLC was also responsible for paying its pro-rated share of certain expenses, such as property taxes. The monthly rent and related expenses for the Alameda office were to be allocated to both LLC and its affiliate, Mentoring of America, LLC (“MAC”), with each company paying 50% of the expenses associated with maintaining this office.

A Mr. Gaytan, a director of the Company has, through his accounting firm, provided accounting service to LLC. The Subsidiary recorded related party accounting expense totaling $7,483 during the year ended December 31, 2007. LLC incurred $126,805 in related party accounting expense during the same period in fiscal year 2006.

Director Independence

In conjunction with the preparation of this registration statement, using the definition of “independence” established by the NASDAQ Stock Market, we have evaluated all relationships between each director and the Company.

Based on the foregoing definition, we have determined that two of our directors, Mr. Freeman and Mr. Mendelson, currently meet the definition of an “independent” director under the standards established by NASDAQ. We do not currently have a nominating or compensation committee.

Our Board of Directors will continually monitor the standards established for director independence under applicable law or listing requirements and will take all reasonable steps to assure compliance with those standards.

Item 13. Exhibits

EXHIBIT NUMBER	DESCRIPTION

2.1	Stock Purchase Agreement dated January 23, 2006 between iStorage Networks, Inc. and Landbank, LLC. (1)
2.2	Stock Purchase Agreement dated January 23, 2006 between M. Thomas Makmann and iStorage Networks, Inc. (1)
2.3	Securities Exchange Agreement dated November 1, 2007 between Landbank Group, Inc., Landbank Acquisition LLC and Family Products LLC. (2)
3.1	Certificate of Incorporation of the Company, formerly Camryn Information Services, Inc., dated May 13, 1997. (1)
3.2	Certificate of Renewal and Revival of Charter dated October 29, 2004. (1)
3.3	Certificate of Amendment to the Certificate of Incorporation to change name to iStorage Networks, Inc., dated November 8, 2004. (1)
3.4	Certificate of Amendment to the Certificate of Incorporation to change name to Landbank Group, Inc., dated January 27, 2006. (1)
3.5	Certificate of Amendment to the Certificate of Incorporation, dated June 29, 2006, reflecting the reverse split of the Company’s common stock. (1)
3.6	Certificate of Amendment to the Certificate of Incorporation, dated December 31, 2007.
3.7	Amended and Restated By-Laws of the Company adopted November 2, 2006. (1)
3.8	Amendment to Amended and Restated By-Laws of the Company adopted November 2, 2006. (3)
10.1	Agreement with ICR dated August 1, 2005 as amended June 27, 2006. (1)
10.2	2006 Stock Incentive Plan (1)
10.3	Form of Stock Option Agreement under 2006 Stock Incentive Plan. (1)
10.4	Consulting, Confidentiality and Proprietary Rights Agreement between Landbank Group, Inc. and Venor, Inc., dated September 27, 2007 (4)
10.5	Form of Option Termination Agreement. (4)
10.6	Letter of Termination, dated September 12, 2007, between Landbank Group, Inc. and Aziz Munir and Ray Dirks (4)
10.7	Letter of Termination, dated September 12, 2007, between Landbank Group, Inc. and Investment Capital Researchers, Inc. (4)
10.8	Form of Demand Promissory Note issued by Landbank, LLC. (4)
10.9	Form of Assignment of Promissory Note, agreed to by Landbank, LLC. (4)
11	Statement re computation of per share earnings (see Statement of Operations and Notes to Financial Statements).
21	Subsidiaries of the Company.
23	Consent of Kabani & Company, Inc., independent auditors.
31
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on January 4, 2007.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 7, 2007.
(3)	Incorporated by reference to Exhibit 3.2 of Registrant’s Current Report Form 8-K filed on November 21, 2007.
(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

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

Fees Paid to Kabani & Company, Inc.

Audit Fees

The aggregate fees billed by Kabani & Company, Inc. for the audit of the Company’s consolidated financial statements for the years ended December 31, 2007 and 2006, the reviews of the quarterly reports on Form 10-QSB for the same fiscal years and statutory and regulatory filings were $52,500 for 2007 and $43,252 for 2006.

Audit-Related Fees

The aggregate fees billed by Kabani & Company, Inc. for audit-related services was zero and $30,000 for the 2007 and 2006 financial statements, respectively.

Tax Fees

During fiscal years 2007 and 2006, the Company recorded accounting/professional fees totaling $7,483 and $126,805, respectively, that were billed to the Company by Gaytan, Baumblatt, & Leevan, LLP (“GBL”), which is owned by Ray Gaytan, a Director of the Company (see note 6 of the accompanying notes to the financial statements). These fees included tax advice and the preparation of the Company’s annual tax returns. GBL has prepared all of the Company’s tax returns relating to its current operations. Kabani & Company, Inc. has not provided any tax related services to the Company.

All Other Fees

In 2007 and 2006, Kabani & Company, Inc. did not bill the Company for professional services other than the audit services and audit-related services described above.

The Audit Committee has determined that the provision of non-audit services by Kabani & Company, Inc. is compatible with maintaining auditor independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trist Holdings, Inc.

Date: March 31, 2008	By:	/s/ ERIC STOPPENHAGEN
Eric Stoppenhagen
Interim President, Secretary and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ERIC STOPPENHAGEN	President and Secretary	March 31, 2008
Eric Stoppenhagen	(Principal Executive Officer)

/s/ ERIC STOPPENHAGEN	Chief Financial Officer	March 31, 2008
Eric Stoppenhagen	(Principal Financial Officer)

/s/ GARY FREEMAN	Director	March 31, 2008
Gary Freeman

/s/ RAY GAYTAN	Director	March 31, 2008
Ray Gaytan

/s/ LEE MENDELSON	Director	March 31, 2008
Lee Mendelson

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1	Stock Purchase Agreement dated January 23, 2006 between iStorage Networks, Inc. and Landbank, LLC. (1)
2.2	Stock Purchase Agreement dated January 23, 2006 between M. Thomas Makmann and iStorage Networks, Inc. (1)
2.3	Securities Exchange Agreement dated November 1, 2007 between Landbank Group, Inc., Landbank Acquisition LLC and Family Products LLC. (2)
3.1	Certificate of Incorporation of the Company, formerly Camryn Information Services, Inc., dated May 13, 1997. (1)
3.2	Certificate of Renewal and Revival of Charter dated October 29, 2004. (1)
3.3	Certificate of Amendment to the Certificate of Incorporation to change name to iStorage Networks, Inc., dated November 8, 2004. (1)
3.4	Certificate of Amendment to the Certificate of Incorporation to change name to Landbank Group, Inc., dated January 27, 2006. (1)
3.5	Certificate of Amendment to the Certificate of Incorporation, dated June 29, 2006, reflecting the reverse split of the Company’s common stock. (1)
3.6	Certificate of Amendment to the Certificate of Incorporation, dated December 31, 2007.
3.7	Amended and Restated By-Laws of the Company adopted November 2, 2006. (1)
3.8	Amendment to Amended and Restated By-Laws of the Company adopted November 2, 2006. (3)
10.1	Agreement with ICR dated August 1, 2005 as amended June 27, 2006. (1)
10.2	2006 Stock Incentive Plan (1)
10.3	Form of Stock Option Agreement under 2006 Stock Incentive Plan. (1)
10.4	Consulting, Confidentiality and Proprietary Rights Agreement between Landbank Group, Inc. and Venor, Inc., dated September 27, 2007 (4)
10.5	Form of Option Termination Agreement. (4)
10.6	Letter of Termination, dated September 12, 2007, between Landbank Group, Inc. and Aziz Munir and Ray Dirks (4)
10.7	Letter of Termination, dated September 12, 2007, between Landbank Group, Inc. and Investment Capital Researchers, Inc. (4)
10.8	Form of Demand Promissory Note issued by Landbank, LLC. (4)
10.9	Form of Assignment of Promissory Note, agreed to by Landbank, LLC. (4)
11	Statement re computation of per share earnings (see Statement of Operations and Notes to Financial Statements).
21	Subsidiaries of the Company.
23	Consent of Kabani & Company, Inc., independent auditors.
31
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on January 4, 2007.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 7, 2007.
(3)	Incorporated by reference to Exhibit 3.2 of Registrant’s Current Report Form 8-K filed on November 21, 2007.
(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

ITEM 7.    Financial Statements

TRIST HOLDINGS, INC.

Consolidated Financial Statements
For the Year Ended December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Trist Holdings, Inc.

We have audited the accompanying balance sheet of Trist Holdings, Inc. as of December 31, 2007, and the related statements of operations, shareholders’ Deficit, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trist Holdings, Inc. as of December 31, 2007, and the results of its operations and cash flows for the year ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The company has an accumulated deficit of $2,254,577 at December 31, 2007 including a net loss of $1,055,507 during the year ended December 31, 2007. These factors as discussed in Note 9 to the financial statements, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
March 28, 2008

Trist Holdings, Inc.
(Formally Known as LandBank Group, Inc. and Subsidiary)
Consolidated Balance Sheet
As of December 31, 2007

ASSETS

Current assets
Cash & cash equivalents	$5,000
Prepaid expenses	3,741

Total assets	$8,741

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Loan payable	$500,000

Shareholders' deficit
Common stock, 2,000,000,000 shares authorized; $0.0001
par value; 89,239,920 issued and outstanding	8,924
Additional paid in capital	1,754,394
Accumulated deficit	(2,254,577)
Total shareholders' deficit	(491,259)

Total liabilities and shareholders' deficit	$8,741

The accompanying notes are an integral part of these financial statements.

Trist Holdings, Inc.
(Formally Known as LandBank Group, Inc. and Subsidiary)
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006

	2007	2006

Revenue, net	$-	$-

Operating expenses:
Professional fees	3,250	737,667
Directors and officers compensation	141,053	80,934
General & administrative expenses	35,704	34,245
Total operating expenses	180,007	852,846

Loss from operations	(180,007)	(852,846)

Provision for income taxes	800	800

Net loss from continuing operations	(180,807)	(853,646)

Loss from Discontinued Operations	(874,700)	(345,424)

Net Loss	$(1,055,507)	$(1,199,070)

Net Loss per share from Continuing operation	$(0.02)	$(0.09)
Net Loss per share from Discontinued Operations	$(0.09)	$(0.04)
Basic & Dilutive Loss per share	$(0.11)	$(0.12)

Basic & Diluted weighted average shares outstanding	9,927,641	9,627,872

The accompanying notes are an integral part of these financial statements.

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Trist Holdings, Inc.
(Formally Known as LandBank Group, Inc. and Subsidiary)
Consolidated Statements of Shareholders' Equity (Deficit)
For the Years Ended December 31, 2007 and 2006

			Additional	Retained
	Common Stock		Paid in	Earnings	Shareholders'
	Shares	Amount	Capital	(Accumulated Deficit)	Equity (Deficit)
Balance as of December 31, 2005	8,200,000	$820	$(820)	$82,373	$82,373

Recapitalization on reverse acquistion	1,005,200	101	(101)	-	-

Shares issued to consultants	624,445	62	374,605	-	374,667

Shares issued for rounding up for split	5,686	1	(1)	-	-

Amortization of options granted to Directors	-	-	25,934	-	25,934

Net loss for the year ended December 31, 2006	-	-	-	(1,199,070)	(1,199,070)

Balance as of December 31, 2006	9,835,331	984	399,617	(1,116,697)	(716,096)

Amortization of options granted to Directors & Officers	-	-	29,636	-	29,636

Shares issued for services	93,333	9	83,991	-	84,000

Divestiture of operating subsidiary (LandBank, LLC)	79,311,256	7,931	1,241,150	(82,373)	1,166,708

Net loss for the year ended December 31, 2007	-	-	-	(1,055,507)	(1,055,507)

Balance as of December 31, 2007	89,239,920	$8,924	$1,754,394	$(2,254,577)	$(491,259)

The accompanying notes are an integral part of these financial statements.

Trist Holdings, Inc.
(Formally Known as LandBank Group, Inc. and Subsidiary)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(1,055,507)	$(1,199,070)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of options granted to Directors & Officers	29,636	25,934
Shares to be issued for services	84,000	374,667
Changes in current assets and liabilities:
Prepaid expenses	(3,741)
Net cash used in operating activities from continuing operations	(945,612)	(798,469)
Net cash provided by/(used in) operating activities from discontinued operations	415,869	(825,192)
Net cash used in operating activities	(529,743)	(1,623,661)

Cash flows from investing activities :
Cash belonging to subsidiary spun-off	270,790	(265,970)

Cash flows from financial activities
Net borrowings from related parties	-	418,580
Net cash provided by financial activities from continuing operations	-	418,580
Net cash provided by financial activities from discontinued operations	263,953	839,626
Net cash provided by financial activities	263,953	1,258,206

Net change in cash and cash equivalents	5,000	(631,425)

Cash and cash equivalents - beginning balance	-	631,425

Cash and cash equivalents - ending balance	$5,000	$-

Supplemental disclosure of cash flows information:

Taxes paid	$800	$800

Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

TRIST HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

1. Nature of business and significant accounting policies:

Nature of business:

The Company was incorporated in the State of Delaware as Camryn Information Services, Inc., on May 13, 1997. The Company operated for a brief period of time before it ceased operations on February 25, 1999 when it forfeited its charter for failure to designate a registered agent. The Company remained dormant until 2004 when it renewed its operations with the filing of a Certificate of Renewal and Revival of Charter with the State of Delaware on October 29, 2004. On November 3, 2004, the Company filed a Certificate of Amendment and the Company's name was formally changed from Camryn Information Services, Inc. to iStorage Networks, Inc. Such change became effective on November 8, 2004.

On January 26, 2006, iStorage issued 8,200,000 shares of restricted stock (post-split) in exchange for all of the assets and liabilities of Landbank, LLC (“LLC), a company organized in the State of California in December 2004, and $140,000 in cash. iStorage changed its name to Landbank Group, Inc. The former members of Landbank, LLC became approximately 90% owners of the Company.

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

The Company subsequently changed its name to Landbank Group, Inc., on January 27, 2006, following the acquisition of Landbank, LLC.  Landbank, LLC made bulk acquisitions of parcels of land, primarily through the real property tax lien foreclosure process. The bulk acquisitions were then divided into smaller parcels for resale.

On December 31, 2007, the Company entered into an agreement and closed the transactions with Landbank Acquisition LLC (“Investor”) and Family Products LLC, a member of Investor. Pursuant to the Agreement, the following transactions (the “Transactions”) occurred at the closing:  (1) the Company transferred ownershipof Landbank LLC, its operating subsidiary (“LLC”), to Investor (the “LLC Transfer”), (2) the Company issued 79,311,256 new shares of common stock to Investor to increase Investor’s current equity holdings in Company of approximately fifty-five percent (55%) to approximately ninety-five percent (95%) (the “Share Issuance”), (3) Investor agreed to provide full indemnity to Company for LLC’s prior operations and liabilities, (4) LLC assigned $500,000 in debt to Company owed to Investor (the “Note Assignment”), (5) LLC retained approximately$500,000 in debt owed to third parties and approximately $2.5 million in debt owed to Investor, and (6) the Company retained approximately$5,000 in cash for the Company’s working capital.
As the LLC Transfer Transaction was between a related party, no gain or loss was recorded on the disposal of Landbank, LLC.

Pursuant to the LLC Transfer, on October 26, 2007 the Company changed its name to ‘ Trist Holdings, Inc.’. The authorized shares capital was also increased from 1,000,000,000 shares to 2,000,000,000 shares.

Summary of significant accounting policies

The following summary of significant accounting policies used in the preparation of these consolidated financial statements is in accordance with generally accepted accounting principles.

Basis of Presentation and Principles of Consolidation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant inter-company transactions and accounts have been eliminated in the consolidation.

TRIST HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Landbank, LLC. All significant inter-company accounts and transactions have been eliminated. As of December 31, 2007, the Company divested its subsidiary.  As such, activities from the divested subsidiary are reflected in the statements of operations under “Loss from discontinued operations.”

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

Inventory

The Company currently does not carry inventory.  Prior to December 31, 2007, the Company’s inventory consisted of land parcels that were purchased for resale purposes, and, except for special circumstances, did not normally remain in inventory for a prolonged period of time. The Company recorded its inventory at the lower of cost or fair market value at the relevant balance sheet date. The Company reviewed its inventory on a quarterly basis in an attempt to (1) identify “problem” properties that may become impaired (difficult or impossible to sell), and (2) identify the financial impact, or impairment, to the recorded cost, or carrying value, of these properties. The Company attempted to measure impairment on an item-by-item basis, but due to practical limitations, the Company also measured impairment for a group of similar/related properties.

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

Recognition of revenue and expenses

The Company does not have any revenues from continuing operations. As relates to the Company’s discontinued operations, Company followed FASB 66 - Accounting for Sales of Real Estate. Substantially all of the Company’s land sales were all-cash transactions. The Company also had a small, insignificant number of financing transactions through December 31, 2007. Because the Company’s policy for the all-cash transactions was to allow the buyer 60 days to rescind his real estate purchase, and because the Company did not issue the deed of trust on a financing sale until the note was paid in full, the deposit method of accounting was used. Under the deposit method, revenues and their related expenses, including inventory, were not recognized until the end of the buyer’s 60-day rescission period, for the all-cash sales, and at the time the note was paid in full for the financing transaction.

TRIST HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Segment reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations were conducted in one industry segment.

Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2007 and 2006, there were no significant impairments of its long-lived assets used in operations.

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

TRIST HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157"). The Company is currently assessing the impact that SFAS No. 159 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.
FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

2. Discontinued operations

On December 31, 2007, the Company closed the transactions contemplated under the Securities Exchange Agreement dated October 31, 2007 with Landbank Acquisition LLC and Family Products LLC, a member of Investor, who is a party to the Agreement for the limited purpose of providing indemnification to the Company there under.  At the time the Agreement was executed, and immediately prior to the closing of the transaction contemplated therein, Investor was the owner of 55% of the Company’s outstanding capital stock.

Pursuant to the Agreement, the following transactions occurred at the closing:  (1) the Company transferred ownership of LLC to Investor, (2) the Company issued 79,311,256 new shares of common stock to Investor to increase Investor’s current equity holdings in Company of approximately fifty-five percent (55%) to approximately ninety-five percent (95%), (3) Investor agreed to provide full indemnity to Company for LLC’s prior operations and liabilities, (4) LLC assigned $500,000 in debt to Company owed to Investor, (5) LLC retained approximately$500,000 in debt owed to third parties and approximately $2.5 million in debt owed to Investor, and (6) the Company retained approximately$5,000 in cash for the Company’s working capital.

TRIST HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

In connection with the Note Transfer, the Company entered into a note assignment with LLC and Investor and issued a promissory note to Investor in the principal amount of $500,000.

Investor and the Company also entered into a Registration Rights Agreement between them at the closing (the “Registration Rights Agreement”) pursuant to which the Investor received certain demand and piggyback registration rights with respect to the shares received in the Share Issuance.

The consummation of the Transactions was subject to the receipt of customary closing conditions, each of which occurred prior to the closing, including approval of the LLC Transfer by the Corporation’s stockholders and the amendment of the Company’s Certificate of Incorporation to change the name of the Company and to increase the number of authorized shares of Common Stock from 100,000,000 to 2,000,000,000.

Included in the income/(loss) from discontinued operations for the years ended December 31, 2007 and 2006, are revenues of $2,123,080 and $4,556,266, respectively, and net loss from discontinued operations of $874,700 and 345,424, respectively.  As the subsidiary was transferred to a related party (Landbank Acquisition, LLC being 55% shareholder before acquisition) no gain or loss was recorded on the disposal of Landbank, LLC.

The components of loss from operations related to the entity held for disposal for the year ended December 31, 2007 are shown below.

	Years ended December 31,
	2007	2006

Revenue, net	$2,123,080	$4,556,266

Cost of revenue	1,737,742	2,167,652

Gross profit	385,338	2,388,614

Operating expenses:
Professional fees	139,531	300,889
General & administrative expenses	916,831	2,254,246
Total operating expenses	1,056,362	2,555,134

Loss from operations	(671,024)	(166,520)

Non-operating expenses
Other income	17,111	7,967
Interest expense	(218,387)	(185,478)

Net loss before income tax	(872,300)	(344,032)

Provision for income taxes	2,400	1,392

Net Loss from Discontinued Operations	(874,700)	(345,424)

TRIST HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

3. Acquisition of LandBank, LLC

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

4. Note Payable

On December 31, 2007, the Company executed a Demand Promissory Note (the “Note”) payable to Landbank Acquisition LLC, $500,000 with simple interest on the unpaid principal from the date of the note at the rate of eight percent (8%) per annum.  The Note is due on demand. This Note was being delivered in connection with the LLC Transfer  as described in Note 2.

5. Stockholders’ Deficit

Common Stock Issued

During the year ended December 31, 2007, the Company issued 79,311,256 in connection with the Securities Exchange Agreement dated October 31, 2007 as described in Note 2 and 93,333 shares for service valued at $84,000 at the time of issuance.  During the year ended December 31, 2006, the Company issued 624,445 shares for service valued at $374,667 at the time of issuance.

Common Stock to be issued

Pursuant to the terms of its agreement with Aurelius Consulting Group, Inc. (also see note 8), the Company is to issue shares worth $12,000 per month to Aurelius as compensation for services provided. During the three month period ended December 31, 2006, the Company recorded $48,000 in shares to be issued for services provided. The additional month of expense was to reconcile the eight (8) monthly installments with the term of the agreement, which was May 2006 through December 2006. Common stock to be issued, which totaled $84,000 as of December 31, 2006, has been reflected as a liability in the accompanying consolidated financial statements.

Stock Split

On March 3, 2006, the Company obtained written consent from stockholders holding a majority of the Company’s outstanding shares of voting securities to authorize a reverse split of the Company’s outstanding common stock.

6. Related-party transactions

The LLC paid a royalty to a related company equal to 35% of gross profit received by the LLC on each all-cash sale generated by leads provided by that related company. Gross profit was defined as land sale revenue reduced by inventory cost, sales commissions, credit card merchant fees, and deed of trust transfer costs. The related company is Landbank Acquisition, LLC, a private entity owned 100% by former directors, officers, and principal stockholders of the Company.

John Beck, a former director of the Company and currently a principal stockholder of the Company, received a profit participation of 50% of the royalty payments received by one of the related companies, pursuant to its royalty agreement with LLC, for his services to that related company. During the years ended December 31, 2007 and 2006, the Subsidiary recorded royalty expense to related parties of $173,338 and $ 668,158, respectively.

TRIST HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

On September 12, 2007, the Company terminated its agreement with Investment Capital Researchers, Inc. (“ICR”), a Company owned by Stephen Weber, a former member of the Company’s Board of Directors. Pursuant to the termination agreement, ICR will keep the 200,000 shares (post-split) of the Company’s common stock that it was issued on June 30, 2006 but will not be entitled to any future compensation of any nature. In return, the Company has relieved ICR of any future obligations relating to the original agreement dated August 1, 2005 and amended on June 27, 2006. Pursuant to the original agreement, ICR received 200,000 shares (post-split) of the Company’s common stock on June 30, 2006 and was to receive an additional 200,000 shares of the Company’s common stock (post-split) upon the achievement of specified milestones. All shares issued pursuant to this agreement were to be restricted securities. The 200,000 shares issued on June 30, 2006 were valued at $120,000 based on fair value of the shares at the time of issuance. The Company expensed the entire $120,000 as non-cash consulting fees during the six month period ended June 30, 2006,

The Company shared its principal office in Van Nuys and its offices in both American Fork and Alameda with related parties. The Company did not pay rent for its Van Nuys and American Fork facilities, but, if it were required to pay rent on these facilities, the Company estimates the combined monthly rent value being approximately $1,200, which the Company deems as not material. The related parties are companies owned and controlled by Doug Gravink and Gary Hewitt, both of whom are former directors and officers of the company and former principal stockholders of the Company. The Company's office in Phoenix, Arizona was subleased from a related company that is also owned by Doug Gravink and Gary Hewitt. Under the terms of the sublease arrangement, the Company paid a pro-rata share of the rent paid by the related company, based upon the portion of the space occupied by the Company. During the years ended December, 2007 and 2006, LLC recorded related party rent expense totaling $35,077 and $22,226, respectively.

On December 22, 2006, LLC entered into a lease for approximately 1,200 square feet of office space in Alameda, California. The lease was for a term of twenty-five (25) months, commencing January 1, 2007. Per the terms of the lease, the first month was rent-free, with a base rent of $2,295 per month for months two (2) through twelve (12) and $2,366 per month for months thirteen (13) through twenty-five (25). LLC was also responsible for paying its pro-rated share of certain expenses, such as property taxes. The monthly rent and related expenses for the Alameda office were to be allocated to both LLC and its affiliate, Mentoring of America, LLC (“MAC”), with each company paying 50% of the expenses associated with maintaining this office.

A director of the Company has, through his accounting firm, provided accounting service to LLC. The Subsidiary recorded related party accounting expense totaling $7,483 during the year ended December 31, 2007. LLC incurred $126,805 in related party accounting expense during the same period in fiscal year 2006.

7. Commitments

As of December 31, 2007, the Company does not have any future commitments.

8. 2006 Stock Incentive Plan

On August 10, 2007, the Company terminated all of its option grants, which consisted of grants to four (4) of the Company’s five (5) Board members and its Chief Financial Officer. At the time of termination, none of the options had been exercised and the Company had recorded $55,570 as compensation expense relating to these options, of which $25,934 was recorded in fiscal year 2006 and the remaining $29,636 during the year ended December 31, 2007. Upon the termination of these options, the Company (1) will no longer be recording any compensation expense relating to these options, and (2) has no other option and/or warrants of any kind outstanding.

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

TRIST HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

On December 28, 2006, the Company granted options to two of its Directors, one of whom is the Company’s Chief Executive Officer and the other the President, in consideration of their service as Directors of the company. Each Director was granted an option to purchase 100,000 shares of common stock at an exercise price of $0.12 per share, the fair value of the Company’s common stock on the date of grant, in consideration of their service as a director of the company. Each option grant was valued at $11,681 as of the date of grant using the Black-Sholes option pricing model in accordance with FAS 123R using the following assumptions: volatility of 191.06%, risk free interest rate of 4.69%, dividend yield of zero, and expected life of five (5) years. Each of the options vests as follows: 50% of the shares subject to each option would vest upon achievement of a specified performance goal related to the Company’s stock price and the remainder will vest on a quarterly basis thereafter at a rate of 25% per quarter. The options would not vest and would expire in the event that the performance goal is not achieved within the timeframe specified by the goal. The term of the option, and the implied service condition, was one year from the date of grant, so the Company began expensing the value of these options, $1,948 per month ($974 per option), over the twelve-month term beginning in December 2006. Accordingly, the Company recorded $11,688 in expense relating to these option grants during the six month period ended June 30, 2007.

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

9. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $2,254,577 as of December 31, 2007, including a net loss of $1,055,507 for the year ended December 31, 2007. The Company’s total liabilities exceeded its total assets by $491,259 as of December 31, 2007. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in seeking out suitable candidates for a business combination with a private company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Furthermore, the principal shareholder, Landbank Acquisition LLC has demonstrated its ability and willingness to lend working capital to the Company and committed to doing so into the future. To the extent it is unwilling to provide working capital, the Company will not be able to continue.