Form 10-Q
period 2008-03-31
Trist Holdings, Inc.
filed 2008-05-09
CIK 1377053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2008

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 000-52315

TRIST HOLDINGS, INC
(Exact name of small business issuer as specified in its charter)

Delaware	20-1915083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7030 Hayvenhurst Avenue, Van Nuys, CA 91406
(Address of principal executive offices)

Registrant’s phone number, including area code (818) 464-1614

Former name, former address and former fiscal year, if changed since last report:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated  filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2008
Common Stock, $.001 par value	89,239,920

TRIST HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

TRIST HOLDINGS, INC.
(FORMALLY KNOWN AS LANDBANK GROUP, INC. AND SUBSIDIARY)
BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$5,000	$5,000
Prepaid expenses and other current assets	3,506	3,741

TOTAL ASSETS	$8,506	$8,741

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Notes payable to related party	$563,689	$500,000

STOCKHOLDERS’ DEFICIT:
Common stock, 2,000,000,000 shares authorized; $0.0001, par value; 89,239,920 issued and outstanding at March 31,2008 and December 31, 2007	8,924	8,924
Additional paid in capital	1,754,394	1,754,394
Accumulated deficit	(2,318,501)	(2,254,577)
Total stockholders’ deficit	(555,183)	(491,259)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,506	$8,741

See accompanying notes to unaudited consolidated financial statements.

TRIST HOLDINGS, INC.
(FORMERLY KNOWN AS LANDBANK GROUP, INC. AND SUBSIDIARY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

For the Three Months Periods Ended March 31,
	2008	2007
REVENUES, NET	$—	$—

OPERATING EXPENSES
Professional fees	—	—
Directors and officers compensation	46,125	41,344
General and administrative expenses	6,723	18,810
Total operating expenses	52,848	60,154

LOSS FROM OPERATIONS	(52,848)	(60,154)

OTHER EXPENSE
Interest expense	(10,276)	—

NET LOSS BEFORE INCOME TAXES	(63,124)	(60,154)

Provision for income taxes	800	800

NET LOSS FROM CONTINUING OPERATIONS	(63,924)	(60,954)

Loss from discontinued operations	—	(77,794)

NET LOSS	$(63,924)	$(138,748)

NET LOSS PER SHARE FROM CONTINUING OPERATIONS	$(0.00)	$(0.01)
NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$(0.00)	$(0.01)
BASIC & DILUTED NET LOSS PER SHARE	$(0.00)	$(0.02)
WBASIC & DILUTED WEIGHTED AVERAGE SHARES o OUTSTANDING*	89,239,920	9,835,331

See accompanying notes to unaudited consolidated financial statements.
*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

TRIST HOLDINGS, INC.
(FORMERLY KNOWN AS LANDBANK GROUP, INC. AND SUBSIDIARY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Three Months Periods Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(63,924)	$(138,748)
Adjustments to reconcile net loss to net cash provided by ( used in) operating activities :-
Changes in current assets and current liabilities :-
Prepaid expenses	235	—
Interest payable	10,276	—
Net cash used in operating activities from continuing operations	(53,413)	—
Net cash provided by operating activities from discontinued operations	—	244,116
Net cash provided by / (used in) operating activities	(53,413)	105,368

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities from continuing operations	—	—
Net cash used in investing activities from discontinuing operations	—	(20,789)
Net cash used in investing activities	—	(20,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of note	53,413	88,702
Net cash provided by financing activities from continuing operations	53,413	88,702
Net cash provided by financing activities from discontinuing operations	—	—
Net cash provided by financing activities	53,413	88,702

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	173,281

CASH AND CASH EQUIVALENTS, Beginning of period	5,000	265,970

CASH AND CASH EQUIVALENTS, End of period	$5,000	$439,251

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$(12,411)
Income taxes paid	$—	$(1,600)

See accompanying notes to unaudited consolidated financial statements.

TRIST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - Nature of business and significant accounting policies

Nature of business

Trist Holdings, Inc., ("Trist," "Company,"  “we,” “us,” or “our”) was incorporated in the State of Delaware as Camryn Information Services, Inc., on May 13, 1997. The Company operated for a brief period of time before it ceased operations on February 25, 1999 when it forfeited its charter for failure to designate a registered agent. The Company remained dormant until 2004 when it renewed its operations with the filing of a Certificate of Renewal and Revival of Charter with the State of Delaware on October 29, 2004. On November 3, 2004, the Company filed a Certificate of Amendment and the Company's name was formally changed from Camryn Information Services, Inc. to iStorage Networks, Inc. Such change became effective on November 8, 2004.

On January 26, 2006, iStorage issued 8,200,000 shares of restricted stock (post-split) in exchange for all of the assets and liabilities of Landbank, LLC (“LLC”), a company organized in the State of California in December 2004, and $140,000 in cash. iStorage changed its name to Landbank Group, Inc. on January 27, 2006.  The former members of LLC became approximately 90% owners of the Company.

The exchange of shares with Landbank, LLC was accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of Landbank, LLC obtained control of the consolidated entity  . Accordingly, the merger of the two companies was recorded as a recapitalization of LLC, where as LLC was treated as the continuing entity.

LLC made bulk acquisitions of parcels of land, primarily through the real property tax lien foreclosure process. The bulk acquisitions were then divided into smaller parcels for resale.

On December 31, 2007, the Company closed the transactions with Landbank Acquisition LLC (“Investor”) and Family Products LLC, a member of Investor. Pursuant to the Agreement, the following transactions (the “Transactions”) occurred at the closing:  (1) the Company transferred ownership ofLLC to Investor (the “LLC Transfer”), (2) the Company issued 79,311,256 new shares of common stock to Investor to increase Investor’s current equity holdings in Company of approximately fifty-five percent (55%) to approximately ninety-five percent (95%) (the “Share Issuance”), (3) Investor agreed to provide full indemnity to Company for LLC’s prior operations and liabilities, (4) LLC assigned $500,000 in debt to Company owed to Investor (the “Note Assignment”), (5) LLC retained approximately $500,000 in debt owed to third parties and approximately $2.5 million in debt owed to Investor, and (6) the Company retained approximately $5,000 in cash for the Company’s working capital.

As the Transactions were among related parties, no gain or loss was recorded on the disposal of Landbank, LLC.

Pursuant to the Transactions, on December 31, 2007 the Company changed its name to ‘Trist Holdings, Inc.’. The authorized shares capital was also increased from 100,000,000 shares to 2,000,000,000 shares.

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

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB. The results of the three months periods ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying, as financial instruments are a reasonable estimate of fair value.

Recently issued accounting pronouncements

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

NOTE 2 - Discontinued operations

On December 31, 2007, the Company closed the transactions contemplated under the Securities Exchange Agreement dated October 31, 2007 with Landbank Acquisition LLC (“Investor”) and Family Products LLC, a member of Investor, who is a party to the Agreement for the limited purpose of providing indemnification to the Company thereunder.  At the time the Agreement was executed, and immediately prior to the closing of the transaction contemplated therein, Investor was the owner of 55% of the Company’s outstanding capital stock.

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

The components of loss from operations related to the entity held for disposal for the three months ended March 31, 2007 are shown below.

Three months periods ended March 31, 2007

Revenue, net	$901,707

Cost of revenue	637,027

Gross profit	264,680

Operating expenses:
Professional fees	97,919
General & administrative expenses	191,630
Total operating expenses	289,549

Loss from operations	(24,869)

Non-operating expenses
Other income
Interest expense	(52,125)

Net loss before income tax	(76,994)

Provision for income taxes	800

Net Loss from Discontinued Operations	$(77,794)

NOTE 3 - Note Payable to Related Party

On December 31, 2007, the Company executed a Demand Promissory Note (the “Note”) payable to Landbank Acquisition LLC, $500,000 with simple interest on the unpaid principal from the date of the note at the rate of eight percent (8%) per annum.  The Note is due on demand. This Note was being delivered in connection with the LLC Transfer as described in Note 2.  The Company recorded an interest expense of $10,276 for the three months period ended March 31, 2008.

NOTE 4 - Related-party transactions

Effective September 24, 2007, the Board of Directors (the “Board”) of the Company appointed Eric Stoppenhagen as Interim President and Secretary of the Company to fill the vacancies created upon the resignations of certain of its officers effective the same date.  Additionally, Mr. Stoppenhagen was also appointed Interim Chief Financial Officer of the Company effective November 15, 2007 in light of the then-current Chief Financial Officer’s resignation.

On September 27, 2007, the Company entered into a Consulting, Confidentiality and Proprietary Rights Agreement with Venor, Inc. (“Venor”), a company owned by Mr. Stoppenhagen.  Under the terms of the consulting agreement, Venor will perform certain consulting services for the Company with respect to, among other things, the provision of executive services (including, without limitation, the services of Mr. Eric Stoppenhagen, the Company's Interim President and Secretary) for a period of six months.  The Company will pay Venor a monthly fee for certain of the services to be provided, with additional services to be billed at an hourly rate.

Mr. Stoppenhagen also serves as President and Secretary of Trestle Holdings, Inc., a position he has held since September 2006.  From June 2003 to September 2006, Mr. Stoppenhagen served as Vice President of Finance for Trestle Acquisition Corp.  From 2001 to 2002, he served as Director of Finance for Stromberg Consulting, Inc., a change management consulting firm.

NOTE 5 - 2006 Stock Incentive Plan

The Company has elected to adopt the detailed method provided in SFAS No. 123(R) for calculating the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the income tax effects of employee stock-based compensation awards that are outstanding upon the adoption of SFAS No. 123(R).

On March 13, 2007, the Company granted an option to its prior Chief Financial Officer (“CFO”) to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.02 per share. The option vests over a four (4) year period, with 25 % vesting of the shares vesting on March 12, 2008 and the remaining shares vesting at 1/48th per month thereafter until the option is vested and exercisable with respect to 100% of the shares. The term of the option is ten (10) years, with an expiration date of March 12, 2017. The option grant was valued at $2,000 as of the date of grant using the Black-Sholes option pricing model in accordance with FAS 123R using the following assumptions: volatility of 469.34%, Wall Street Journal prime interest rate of 4.69%, zero dividend yield, and an expected life of four (4) years. The Company expensed the entire $2,000 value of the option during the three month period ended March 31, 2007.

On August 10, 2007, the Company terminated all of its option grants, which consisted of grants to four (4) of the Company’s five (5) Board members and its Chief Financial Officer.

NOTE 6 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $2,318,501as of March 31, 2008. The Company’s total liabilities exceeded its total assets by $555,183 as of March 31, 2008. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability  to raise additional capital, obtain financing and succeed in seeking out suitable candidates for a business combination with a private company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Furthermore, the principal shareholder, Landbank Acquisition LLC has demonstrated its ability and willingness to lend working capital to the Company and committed to doing so into the future. To the extent it is unwilling to provide working capital, the Company will not be able to continue.

ITEM 2 –  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-KSB for the year ended December 31, 2007 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-KSB.  The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-KSB for the year ended December 31, 2007 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-QThe following should also be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto that appear elsewhere in this report

Overview
We were incorporated in the State of Delaware as Camryn Information Services, Inc., on May 13, 1997. The Company operated for a brief period of time before it ceased operations on February 25, 1999 when it forfeited its charter for failure to designate a registered agent. The Company remained dormant until 2004 when it renewed its operations with the filing of a Certificate of Renewal and Revival of Charter with the State of Delaware on October 29, 2004. On November 3, 2004, the Company filed a Certificate of Amendment and the Company's name was formally changed from Camryn Information Services, Inc. to iStorage Networks, Inc. Such change became effective on November 8, 2004. The Company subsequently changed its name to Landbank Group, Inc., on January 27, 2006, following the acquisition of Landbank, LLC, a California limited liability company (“LLC”).  The Company previously engaged in business through LLC which made bulk acquisitions of parcels of land, primarily through the real property tax lien foreclosure process. The bulk acquisitions were then divided into smaller parcels for resale.

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

Critical Accounting Policies and Estimates

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates:

The Company accounts for its business acquisitions under the purchase method of accounting in accordance with SFAS 141, "Business Combinations." The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair value of the tangible net assets acquired is recorded as intangibles. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.

The Company assesses the potential impairment of long-lived assets and identifiable intangibles under the guidance of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." which states that a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying amount of the long-lived asset exceeds its fair value and is not recoverable.

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates.

For the Quarter Ended March 31, 2008 and 2007

Results of Operations

The information below represents our historical numbers.  These numbers are not meaningful going forward due to the transfer of all of our business lines.

Operating Expenses

Operating expenses were $52,848 and $60,154 for the quarters ended March 31, 2008 and 2007, respectively.  The decrease in operating expenses was primarily due to the sale of the operating subsidiary.

Loss from operations of divested subsidiary

The loss from the operations of the divested subsidiary was $77,794 for the quarter ended March 31, 2007.  The subsidiary was divested on December 31, 2007.

Interest Expense and Other

Interest expenses were $10,276 and zero for the quarters ended March 31, 2008 and 2007, respectively, an increase of $10,276.

Liquidity and Capital Resources

Net cash used in operating activities was $53,413 and $105,368 in the quarters ended March 31, 2008 and 2007, respectively.  The decrease was primarily due to a decrease in loss attributable to the prior operations of the divested subsidiary.

Net cash provided by financing activities was $53,413 and $88,702 in the quarters ended March 31, 2008 and 2007, respectively.  These funds were borrowed from the Company’s divested subsidiary.

The Company has suffered recurring losses from operations and has an accumulated deficit of $2,318,501 at March 31, 2008.  Currently, we are a non-operating public company. The Company is seeking out suitable candidates for a business combination with a private company.  We anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs.  We will rely on funding from Investor for our cash needs.  Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction.

Inflation and Seasonality

Inflation has not been material to the Company during the past five years. Seasonality has not been material to the Company.

Recent Accounting Pronouncements

FASB 141(revised 2007) - Business Combinations

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations.  This Statement replaces FASB Statement No. 141, Business Combinations.  This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  This Statement's scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration.  By applying the same method of accounting—the acquisition method--to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.  That replaces Statement 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights.  This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply it before that date.  Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 160 - Non-controlling  Interests in Consolidated  Financial Statements – an amendment of ARB No. 51

In December 2007, the FASB issued FASB  Statement No. 160 - Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Before this Statement was issued, limited guidance existed for reporting non-controlling interests. As a result, considerable diversity in practice existed.  So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

A non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity, (b) The amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary.  It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests.  All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).  Earlier adoption is prohibited.  This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Other accounting standards  that have been  issued or  proposed by the FASB or other standards-setting  bodies that do not require adoption until a future date are not  expected  to  have a  material  impact  on the  consolidated  financial statements upon adoption.

FASB 161 - Disclosures about Derivative Instruments and Hedging Activities -
Issued March 2008

Management does not believe that this standard will have a material effective on the accompanying financial statements once effective.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4 – CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.  Our management, with the participation of our president and our chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our president and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.  There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.	Exhibits
	31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIST HOLDINGS, INC.

Date: May 8, 2008	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Interim President

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.