Form 10-Q
period 2008-06-30
Trist Holdings, Inc.
filed 2008-08-12
CIK 1377053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2008

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

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-accelerated Filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2008
Common Stock, $.001 par value	89,239,920

TRIST HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

Trist Holdings, Inc.
(Formally Known as LandBank Group, Inc. and Subsidiary)
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets
Cash & cash equivalents	$5,000	$5,000
Prepaid expenses and other current assets	11,506	3,741

Total assets	$16,506	$8,741

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Note payable to related party	$610,833	$500,000

Shareholders' deficit
Common stock, 2,000,000,000 shares authorized; $0.0001
par value; 89,239,920 issued and outstanding	8,924	8,924
Additional paid in capital	1,754,394	1,754,394
Accumulated deficit	(2,357,645)	(2,254,577)
Total shareholders' deficit	(594,327)	(491,259)

Total liabilities and shareholders' deficit	$16,506	$8,741

The accompanying notes are an integral part of these financial statements.

Trist Holdings, Inc.
(Formally Known as LandBank Group, Inc. and Subsidiary)
Consolidated Statements of Operations
For theThree Month Periods and Six Month Periods Ended June 30, 2008 and 2007
(Unaudited)

	For the three month periods ended		For the six month periods ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenue, net	$-	$-	$-	$-

Operating expenses:
Directors and officers compensation	17,625	39,344	63,750	80,688
General & administrative expenses	10,330	8,289	17,053	27,099
Total operating expenses	27,955	47,633	80,803	107,787

Loss from operations	(27,955)	(47,633)	(80,803)	(107,787)

Other expenses:
Interest expense	(11,189)	-	(21,465)	-

Net loss before Income Taxes	(39,144)	(47,633)	(102,268)	(107,787)

Provision for Income Taxes	-	-	800	800
Net loss from continuing operations	(39,144)	(47,633)	(103,068)	(108,587)

Loss from discontinued operations	-	(211,234)	-	(289,028)

Net Loss	$(39,144)	$(258,867)	$(103,068)	$(397,615)

Net Loss per share from Continuing operation	$(0.0004)	$(0.0048)	$(0.0012)	$(0.0110)
Net Loss per share from Discontinued Operations	-	(0.0213)	-	(0.0293)
Basic & Dilutive Loss per share	$(0.0004)	$(0.0261)	$(0.0012)	$(0.0402)

Basic & Diluted weighted average shares outstanding	89,239,920	9,924,561	89,239,920	9,880,193

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these financial statements.

Trist Holdings, Inc.
(Formally Known as LandBank Group, Inc. and Subsidiary)
Consolidated Statements of Cash Flows
For the Six Month Periods Ended June 30, 2008 and 2007
(Unaudited)
	2008	2007
Cash flows from operating activities:
Net loss	$(103,068)	$(397,615)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in current assets and liabilities:
Prepaid expenses	(7,765)	-
Interest payable	21,465	-
Net cash used in operating activities from continuing operations	(89,368)	(397,615)
Net cash used in operating activities from discontinued operations	-	(132,324)
Net cash used in operating activities	(89,368)	(529,939)

Cash flows from investing activities :
Net cash used in investing activities from continuing operations	-	-
Net cash used in investing activities from discontinuing operations	-	(20,789)
Net cash used in investing activities	-	(20,789)

Cash flows from financial activities
Net proceeds from issuance of note	89,368	287,609
Net cash used in financing activities from discontinuing operations	-	-
Net cash provided by financial activities	89,368	287,609

Net change in cash and cash equivalents	-	(263,119)

Cash and cash equivalents - beginning balance	5,000	265,970

Cash and cash equivalents - ending balance	$5,000	$2,851

Supplemental disclosure of cash flows information:
Cash received/paid during the period for:
Interest	$-	$24,919

Income taxes	$-	$1,600

The accompanying notes are an integral part of these financial statements.

TRIST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - Nature of business and significant accounting policies

Nature of business

Trist Holdings, Inc., ("Trist," "Company,"  “we,” “us,” or “our”) was incorporated in the State of Delaware as Camryn Information Services, Inc., on May 13, 1997. We operated for a brief period of time before it ceased operations on February 25, 1999 when it forfeited its charter for failure to designate a registered agent. We remained dormant until 2004 when it renewed its operations with the filing of a Certificate of Renewal and Revival of Charter with the State of Delaware on October 29, 2004. On November 3, 2004, we filed a Certificate of Amendment and our name was formally changed from Camryn Information Services, Inc. to iStorage Networks, Inc. Such change became effective on November 8, 2004.

On January 26, 2006, iStorage issued 8,200,000 shares of restricted stock (post-split) in exchange for all of the assets and liabilities of Landbank, LLC (“LLC”), a company organized in the State of California in December 2004, and $140,000 in cash. iStorage changed its name to Landbank Group, Inc. on January 27, 2006.  The former members of LLC became approximately 90% owners of the Company.

The exchange of shares with Landbank, LLC was accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of Landbank, LLC obtained control of the consolidated entity. Accordingly, the merger of the two companies was recorded as a recapitalization of LLC, where as LLC was treated as the continuing entity.   LLC made bulk acquisitions of parcels of land, primarily through the real property tax lien foreclosure process. The bulk acquisitions were then divided into smaller parcels for resale.

On December 31, 2007, we closed the transactions with Landbank Acquisition LLC (“Investor”) and Family Products LLC, a member of Investor. Pursuant to the Agreement, the following transactions (the “Transactions”) occurred at the closing:  (1) we transferred ownership of LLC to Investor (the “LLC Transfer”), (2) we issued 79,311,256 new shares of common stock to Investor to increase Investor’s current equity holdings in Company of approximately fifty-five percent (55%) to approximately ninety-five percent (95%) (the “Share Issuance”), (3) Investor agreed to provide full indemnity us for LLC’s prior operations and liabilities, (4) LLC assigned $500,000 in debt to Company which was owed to Investor (the “Note Assignment”), (5) LLC retained approximately $500,000 in debt owed to third parties and approximately $2.5 million in debt owed to Investor, and (6) we retained approximately $5,000 in cash for our working capital.

As the Transactions were among related parties, no gain or loss was recorded on the disposal of Landbank, LLC.

Pursuant to the Transactions, on December 31, 2007, we changed our name to ‘Trist Holdings, Inc.’. The authorized shares capital was also increased from 100,000,000 shares to 2,000,000,000 shares.

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

The unaudited consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2007 included in our Annual Report on Form 10-KSB. The results of the six months periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Segment reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on our financial statements as substantially all of our operations were conducted in one industry segment.

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that we disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying, as financial instruments are a reasonable estimate of fair value.

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

In May 0f 2008, FSAB issued SFASB No.162, The Hierarchy of Generally Accepted Accounting Principles.  The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature.  This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy.  This pronouncement will become effective 60 days following SEC approval.  The company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.  The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts.  The pronouncement is effective for fiscal years beginning after December 31, 2008.  The company does not believe this pronouncement will impact its financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The company is currently assessing the impact of EITF 08-3 on its consolidated financial position and results of operations.

NOTE 2 - Discontinued operations

On December 31, 2007, we closed the transactions contemplated under the Securities Exchange Agreement dated October 31, 2007 with Landbank Acquisition LLC (“Investor”) and Family Products LLC, a member of Investor, who is a party to the Agreement for the limited purpose of providing indemnification to the Company thereunder.  At the time the Agreement was executed, and immediately prior to the closing of the transaction contemplated therein, Investor was the owner of 55% of our outstanding capital stock.

Pursuant to the Agreement, the following transactions occurred at the closing:  (1) we transferred ownership of LLC to Investor, (2) we issued 79,311,256 new shares of common stock to Investor to increase Investor’s current equity holdings in Company of approximately fifty-five percent (55%) to approximately ninety-five percent (95%), (3) Investor agreed to provide full indemnity to us for LLC’s prior operations and liabilities, (4) LLC assigned $500,000 in debt to Company which was owed to Investor, (5) LLC retained approximately$500,000 in debt owed to third parties and approximately $2.5 million in debt owed to Investor, and (6) we retained approximately$5,000 in cash for our working capital.

In connection with the Note Transfer, we entered into a note assignment with LLC and Investor and issued a promissory note to Investor in the principal amount of $500,000.

Investor and the Company also entered into a Registration Rights Agreement between them at the closing (the “Registration Rights Agreement”) pursuant to which the Investor received certain demand and piggyback registration rights with respect to the shares received in the Share Issuance.

The consummation of the Transactions was subject to the receipt of customary closing conditions, each of which occurred prior to the closing, including approval of the LLC Transfer by the Corporation’s stockholders and the amendment of our Certificate of Incorporation to change our name and to increase the number of authorized shares of Common Stock from 100,000,000 to 2,000,000,000.

The components of loss from operations related to the entity held for disposal for the six months ended June 30, 2007 are shown below.

Six months periods ended June 30, 2007

Revenue, net	$1,557,327

Cost of revenue	1,149,282

Gross profit	408,405

Operating expenses:
General & administrative expenses	592,199
Total operating expenses	(592,999)

Loss from operations	(184,154)

Non-operating expenses
Other income
Interest expense	(104,074)

Net loss before income tax	(288,228)

Provision for income taxes	800

Net Loss from Discontinued Operations	$(289,028)

NOTE 3 - Note Payable to Related Party

On December 31, 2007, we executed a Demand Promissory Note (the “Note”) payable to Landbank Acquisition LLC, $500,000 with simple interest on the unpaid principal from the date of the note at the rate of eight percent (8%) per annum.  The Note is due on demand. This Note was being delivered in connection with the LLC Transfer as described in Note 2.  We recorded an interest expense of $11,189 and $21,465 for the three and six months period ended June 30, 2008, respectively. The balance of the Note, including accrued interest, at June 30, 2008 amounted to $610.833.

NOTE 4 – Related-party transactions

Effective September 24, 2007, the Board of Directors (the “Board”) of Landbank Group, Inc. (the "Company") appointed Eric Stoppenhagen as Interim President and Secretary of the Company to fill the vacancies created upon the resignations of certain of its officers effective the same date.  Additionally, Mr. Stoppenhagen was also appointed Interim Chief Financial Officer of the Company effective November 15, 2007 in light of the current Chief Financial Officer’s resignation.

On September 27, 2007, the Company entered into a Consulting Agreement with Venor Consulting, Inc. (“Venor”), a company owned by Mr. Stoppenhagen.  Under the terms of the consulting agreement, Venor will perform certain consulting services for the Company with respect to, among other things, the provision of executive services (including, without limitation, the services of Mr. Eric Stoppenhagen, the Company's Interim President and Secretary) for a period of six months.  The Company will pay Venor a monthly fee for certain of the services to be provided, with additional services to be billed at an hourly rate.

Mr. Stoppenhagen also serves as President and Secretary of Trestle Holdings, Inc., a position he has held since September 2006.  From June 2003 to September 2006, Mr. Stoppenhagen served as Vice President of Finance for Trestle Acquisition Corp.  From 2001 to 2002, he served as Director of Finance for Stromberg Consulting, Inc., a change management consulting firm.

NOTE 5 - 2006 Stock Incentive Plan

We have elected to adopt the detailed method provided in SFAS No. 123(R) for calculating the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the income tax effects of employee stock-based compensation awards that are outstanding upon the adoption of SFAS No. 123(R).

On March 13, 2007, we granted an option to its prior Chief Financial Officer (“CFO”) to purchase 100,000 shares of our common stock at an exercise price of $0.02 per share. The option vests over a four (4) year period, with 25 % vesting of the shares vesting on March 12, 2008 and the remaining shares vesting at 1/48th per month thereafter until the option is vested and exercisable with respect to 100% of the shares. The term of the option is ten (10) years, with an expiration date of March 12, 2017. The option grant was valued at $2,000 as of the date of grant using the Black-Sholes option pricing model in accordance with FAS 123R using the following assumptions: volatility of 469.34%, Wall Street Journal prime interest rate of 4.69%, zero dividend yield, and an expected life of four (4) years. We expensed the entire $2,000 value of the option during the three month period ended March 31, 2007.

On August 10, 2007, we terminated all of its option grants, which consisted of grants to four (4) of our five (5) Board members and its Chief Financial Officer.

NOTE 6 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $2,357,645 as of June 30, 2008. Our total liabilities exceeded its total assets by $594,327 as of June 30, 2008. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital, obtain financing and succeed in seeking out suitable candidates for a business combination with a private company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Furthermore, the principal shareholder, Landbank Acquisition LLC has demonstrated its ability and willingness to lend working capital to us and committed to doing so into the future. To the extent it is unwilling to provide working capital, we will not be able to continue.

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

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-KSB for the year ended December 31, 2007 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-QThe following should also be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Overview

We were incorporated in the State of Delaware as Camryn Information Services, Inc., on May 13, 1997. We operated for a brief period of time before it ceased operations on February 25, 1999 when it forfeited its charter for failure to designate a registered agent. We remained dormant until 2004 when it renewed its operations with the filing of a Certificate of Renewal and Revival of Charter with the State of Delaware on October 29, 2004. On November 3, 2004, we filed a Certificate of Amendment and our name was formally changed from Camryn Information Services, Inc. to iStorage Networks, Inc. Such change became effective on November 8, 2004. We subsequently changed its name to Landbank Group, Inc., on January 27, 2006, following the acquisition of Landbank, LLC, a California limited liability company (“LLC”).  We previously engaged in business through LLC which made bulk acquisitions of parcels of land, primarily through the real property tax lien foreclosure process. The bulk acquisitions were then divided into smaller parcels for resale.

On December 31, 2007, we transferred all of its respective rights in and to LLC and its business and changed its name to Trist Holdings, Inc.  As a result of such transfer, we are a non-operating public company and our operating results through December 31, 2007 are not meaningful to our future results. We seek suitable candidates for a business combination with a private company.

Critical Accounting Policies and Estimates

The preparation our financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates:

We account for our business acquisitions under the purchase method of accounting in accordance with SFAS 141, "Business Combinations." The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair value of the tangible net assets acquired is recorded as intangibles. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.

We assess the potential impairment of long-lived assets and identifiable intangibles under the guidance of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." which states that a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying amount of the long-lived asset exceeds its fair value and is not recoverable.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates.

For the Quarters and Six Months Ended June 30, 2008 and 2007

Results of Operations

The information below represents our historical numbers.  These numbers are not meaningful going forward due to the transfer of all of our business lines.

Operating Expenses

Operating expenses were $27,955 and $47,633 for the quarters ended June 30, 2008 and 2007, respectively. Operating expenses were $80,803 and $107,787 for the six months ended June 30, 2008 and 2007, respectively.   The decrease in operating expenses was primarily due to the sale of the operating subsidiary.

Loss from operations of divested subsidiary

The loss from the operations of the divested subsidiary was $211,234 and $289,028 for the quarter and six months ended June 30, 2007, respectively.  The subsidiary was divested on December 31, 2007.

Interest Expense and Other

Interest expenses were $11,189 and zero for the quarters ended June 30, 2008 and 2007, respectively, an increase of $11,189. Interest expenses were $21,465 and zero for the six months ended June 30, 2008 and 2007, respectively, an increase of $21,465. The increase is due from increase in debt.

Liquidity and Capital Resources

Net cash used in operating activities was $89,368 and $529,939 in the six months ended June 30, 2008 and 2007, respectively.  The decrease was primarily due to a decrease in loss attributable to the prior operations of the divested subsidiary.

Net cash provided by financing activities was $89,368 and $287,609 in the six months ended June 30, 2008 and 2007, respectively.  In 2007, these funds were borrowed from our divested subsidiary. In 2008, these funds were borrowed from a related party.

We have suffered recurring losses from operations and has an accumulated deficit of $2,357,645 at June 30, 2008.  Currently, we are a non-operating public company. We are seeking out suitable candidates for a business combination with a private company.  We anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs.  We will rely on funding from Investor for our cash needs.  Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction.

Inflation and Seasonality

Inflation has not been material to us during the past five years. Seasonality has not been material to us.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, we do not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

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

FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, we do not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of EITF 08-3 on its consolidated financial position and results of operations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T – CONTROLS AND PROCEDURES

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

ITEM 6 – EXHIBITS

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

TRIST HOLDINGS, INC.

Date: August 12, 2008	/s/ Eric Stoppenhagen
Name: Eric Stoppenhagen
Title: Interim President

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.