Form 10KSB/A
period 2007-12-31
Trist Holdings, Inc.
filed 2008-08-20
CIK 1377053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Amendment No. 1)
FORM 10-KSB/A

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

❒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-83231

TRIST HOLDINGS, INC.
(Name of small business issuer in its charter)

Delaware	20-1915083
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7030 Hayvenhurst Avenue, Van Nuys, California	91406
(Address of principal executive offices)	(Zip Code)

(818) 464-1614
(Issuer’s telephone number)

Landbank Group, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.0001 Par Value	None

Check whether the issuer is not required to file a report pursuant to Section 13 or 15(d) of the Exchange Act:  ❒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for past 90 days: Yes  ☒   No ❒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB:  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  ☒   No ❒

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

State the number of shares outstanding of each of issuer's classes of common equity, as of March 10, 2008: 89,239,920

Transitional Small Business Disclosure Format: Yes:  ❒    No: ☒

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Annual Report on Form 10-KSB/A ("Form 10-KSB/A") is being filed as Amendment No. 1 to our Annual Report on Form 10-KSB for the year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission (the "SEC") on March 31, 2008. We are amending and restating the following items in this Amendment No. 1:

(i)	Part II. Item 8A. Controls and Procedures
(ii)	Part III. Item 13. Exhibits
(iii)	Signatures
(iv)	Exhibit Index

ITEM 8A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Based on their evaluation as of December 31, 2007, our interim President had concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) were effective. For disclosure purposes, the Company is required to state whether the internal controls were effective or not effective.  The Company failed to make this disclosure.  Due to the failure to make this disclosure, we now find that our disclosure controls and procedures were not effective as of December 31, 2007.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that as of December 31, 2007, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting pursuant to the temporary rules of the Securities and Exchange Commission, or SEC, that permit us to provide only our management report in this annual report.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls.

Our disclosure controls and procedures provide our interim President reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our interim President does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

ITEM 8B.   OTHER INFORMATION.

None

3

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

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
(2)           Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 7, 2007.
(3)           Incorporated by reference to Exhibit 3.2 of Registrant’s Current Report Form 8-K filed on November 21, 2007.
(4)           Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

4

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trist Holdings, Inc.

Date: August 20, 2008	By:	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Interim President (Principal Executive Officer, Principal Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officer of Trist Holding, Inc. do hereby constitute and appoint Eric Stoppenhagen with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officer and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ERIC STOPPENHAGEN	President and Secretary	August 20, 2008
Eric Stoppenhagen	(Principal Executive Officer)

/s/ ERIC STOPPENHAGEN	Chief Financial Officer	August 20, 2008
Eric Stoppenhagen	(Principal Financial Officer)

/s/GARY FREEMAN	Director	August 20, 2008
Gary Freeman

/s/RAY GAYTAN	Director	August 20, 2008
Ray Gaytan

/s/LEE MENDELSON	Director	August 20, 2008
Lee Mendelson

5