Form 10-Q
period 2008-09-30
Trist Holdings, Inc.
filed 2008-10-02
CIK 1377053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2008

or

❒    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 000-52315

TRIST HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-1915083
(State of incorporation)	(IRS Employer Identification No.)

7030 Hayvenhurst Avenue, Van Nuys, CA	91406
(Address of principal executive offices)	(Zip Code)

(818) 464-1614
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ❒   Accelerated Filer ❒   Non-accelerated Filer ❒   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ❒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 2, 2008
Common Stock, $.001 par value	89,239,920

TRIST HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

Trist Holdings, Inc.
(Formally Known as LandBank Group, Inc.)
Balance Sheets

ASSETS
	September 30,	December 31,
	2008	2007
	(Unaudited)
Current assets
Cash & cash equivalents	$5,000	$5,000
Prepaid expenses and other current assets	12,000	3,741

Total assets	$17,000	$8,741

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Note payable to related party	$655,341	$500,000

Shareholders' deficit
Common stock, 2,000,000,000 shares authorized; $0.0001
par value; 89,239,920 issued and outstanding	8,924	8,924
Additional paid in capital	1,754,394	1,754,394
Accumulated deficit	(2,401,659)	(2,254,577)
Total shareholders' deficit	(638,341)	(491,259)

Total liabilities and shareholders' deficit	$17,000	$8,741

The accompanying notes are an integral part of these financial statements.

Trist Holdings, Inc.
(Formally Known as LandBank Group, Inc.)
Statements of Operations
For theThree Month Periods and Nine Month Periods Ended September 30, 2008 and 2007
(Unaudited)

	For the three month periods ended		For the nine month periods ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenue, net	$-	$-	$-	$-

Operating expenses:
Directors and officers compensation	5,625	32,615	16,875	113,303
General & administrative expenses	26,625	8,091	96,178	35,190
Total operating expenses	32,250	40,706	113,053	148,493

Loss from operations	(32,250)	(40,706)	(113,053)	(148,493)

Other expenses:
Interest expense	(11,764)	-	(33,229)	-

Net loss before Income Taxes	(44,014)	(40,706)	(146,282)	(148,493)

Provision for Income Taxes	-	-	800	800
Net loss from continuing operations	(44,014)	(40,706)	(147,082)	(149,293)

Loss from discontinued operations	-	(294,850)	-	(583,878)

Net Loss	$(44,014)	$(335,556)	$(147,082)	$(733,171)

Net Loss per share from Continuing operation	$(0.0005)	$(0.0041)	$(0.0016)	$(0.0151)
Net Loss per share from Discontinued Operations	-	(0.0297)	-	(0.0590)
Basic & Dilutive Loss per share	$(0.0005)	$(0.0338)	$(0.0016)	$(0.0741)

Basic & Diluted weighted average shares outstanding	89,239,920	9,928,664	89,239,920	9,896,527

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these financial statements.

Trist Holdings, Inc.
(Formally Known as LandBank Group, Inc.)
Statements of Cash Flows
For the Nine Month Periods Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(147,082)	$(733,171)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in current assets and liabilities:
Prepaid expenses	(8,259)	-
Interest payable	33,229	-
Net cash used in operating activities from continuing operations	(122,112)	(733,171)
Net cash used in operating activities from discontinued operations	-	73,028
Net cash used in operating activities	(122,112)	(660,143)

Cash flows from investing activities :
Net cash used in investing activities from continuing operations	-	-
Net cash used in investing activities from discontinuing operations	-	(20,789)
Net cash used in investing activities	-	(20,789)

Cash flows from financial activities
Net proceeds from issuance of note	122,112	418,580
Net cash used in financing activities from discontinuing operations	-	-
Net cash provided by financial activities	122,112	418,580

Net change in cash and cash equivalents	-	(262,352)

Cash and cash equivalents - beginning balance	5,000	265,970

Cash and cash equivalents - ending balance	$5,000	$3,618

Supplemental disclosure of cash flows information:
Cash received/paid during the period for:
Interest	$-	$37,377
Income taxes	$-	$800

The accompanying notes are an integral part of these financial statements.

TRIST HOLDINGS, INC.
(Formally Known as LandBank Group, Inc.)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - Nature of business and significant accounting policies

Nature of business

Trist Holdings, Inc., (“Trist,” “Company,” “we,” “us,” or “our”) was incorporated in the State of Delaware as Camryn Information Services, Inc., on May 13, 1997. We operated for a brief period of time before it ceased operations on February 25, 1999 when it forfeited its charter for failure to designate a registered agent. We remained dormant until 2004 when it renewed its operations with the filing of a Certificate of Renewal and Revival of Charter with the State of Delaware on October 29, 2004. On November 3, 2004, we filed a Certificate of Amendment and our name was formally changed from Camryn Information Services, Inc. to iStorage Networks, Inc. Such change became effective on November 8, 2004.

On January 26, 2006, iStorage issued 8,200,000 shares of restricted stock (post-split) in exchange for all of the assets and liabilities of Landbank, LLC (“LLC”), a company organized in the State of California in December 2004, and $140,000 in cash. iStorage changed its name to Landbank Group, Inc. on January 27, 2006.  The former members of LLC became approximately 90% owners of the Company.

The exchange of shares with Landbank, LLC was accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of Landbank, LLC obtained control of the entity. Accordingly, the merger of the two companies was recorded as a recapitalization of LLC, where as LLC was treated as the continuing entity.   LLC made bulk acquisitions of parcels of land, primarily through the real property tax lien foreclosure process. The bulk acquisitions were then divided into smaller parcels for resale.

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

Summary of significant accounting policies

The following summary of significant accounting policies used in the preparation of these financial statements is in accordance with generally accepted accounting principles.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

The unaudited financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2007 included in our Annual Report on Form 10-KSB. The results of the nine months periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Use of estimates

The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

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

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the financial statements.  This statement changes the way the  income statement is presented, thus requiring net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The company is currently assessing the impact of FSP EITF 03-6-1 on its financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The company is currently assessing the impact of EITF 07-5 on its financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The company is currently assessing the impact of EITF 08-3 on its financial position and results of operations.

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

The components of loss from operations related to the entity held for disposal for the nine months ended September 30, 2007 are shown below.

Nine months periods ended September 30, 2007
Revenue, net	$1,742,501
Cost of revenue	1,327,611

Gross profit	414,890
Operating expenses:
General & administrative expenses	837,549
Total operating expenses	837,549
Loss from operations	(422,659)
Non-operating expenses
Other income
Interest expense	160,419
Net loss before income tax	(583,078)
Provision for income taxes	800
Net Loss from Discontinued Operations	$(583,878)

NOTE 3 - Note Payable to Related Party

On December 31, 2007, we executed a Demand Promissory Note (the “Note”) payable to Landbank Acquisition LLC, $500,000 with simple interest on the unpaid principal from the date of the note at the rate of eight percent (8%) per annum.  Landbank Acquisition LLC is related to the Company through common major shareholders. The Note is due on demand. This Note was being delivered in connection with the LLC Transfer as described in Note 2.  We recorded an interest expense of $11,764 and $33,229 for the three and nine months period ended September 30, 2008, respectively. The balance of the Note, including accrued interest, at September 30, 2008 amounted to $655,341..

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

On September 27, 2007, the Company entered into a Consulting Agreement with Venor Consulting, Inc. (“Venor”), a company owned by Mr. Stoppenhagen.  Under the terms of the consulting agreement, Venor will perform certain consulting services for the Company with respect to, among other things, the provision of executive services (including, without limitation, the services of Mr. Eric Stoppenhagen, the Company's Interim President and Secretary) for a period of nine months.  The Company will pay Venor a monthly fee for certain of the services to be provided, with additional services to be billed at an hourly rate.

Mr. Stoppenhagen also serves as President and Secretary of Trestle Holdings, Inc., a position he has held since September 2006.  From June 2003 to September 2006, Mr. Stoppenhagen served as Vice President of Finance for Trestle Acquisition Corp.  From 2001 to 2002, he served as Director of Finance for Stromberg Consulting, Inc., a change management consulting firm.

NOTE 5 - 2006 Stock Incentive Plan

We have elected to adopt the detailed method provided in SFAS No. 123(R) for calculating the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Statements of Cash Flows of the income tax effects of employee stock-based compensation awards that are outstanding upon the adoption of SFAS No. 123(R).

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

NOTE 6 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $2,401,659 as of September 30, 2008. Our total liabilities exceeded its total assets by $638,341 as of September 30, 2008. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital, obtain financing and succeed in seeking out suitable candidates for a business combination with a private company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Furthermore, the principal shareholder, Landbank Acquisition LLC has demonstrated its ability and willingness to lend working capital to us and committed to doing so into the future. To the extent it is unwilling to provide working capital, we will not be able to continue.

ITEM 2 –  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-KSB for the year ended December 31, 2007 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-KSB.  The following discussion and analysis also should be read together with our condensed financial statements and the notes to the condensed financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-KSB for the year ended December 31, 2007 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-QThe following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

For the Quarters and Nine Months Ended September 30, 2008 and 2007

Results of Operations

The information below represents our historical numbers.  These numbers are not meaningful going forward due to the transfer of all of our business lines.

Operating Expenses

Operating expenses were $32,250 and $40,706 for the quarters ended September 30, 2008 and 2007, respectively. Operating expenses were $113,053 and $148,493 for the nine months ended September 30, 2008 and 2007, respectively.   The decrease in operating expenses was primarily due to the sale of the operating subsidiary.

Loss from operations of divested subsidiary

The loss from the operations of the divested subsidiary was $294,850 and $583,878 for the quarter and nine months ended September 30, 2007, respectively.  The subsidiary was divested on December 31, 2007.

Interest Expense and Other

Interest expenses were $11,764 and zero for the quarters ended September 30, 2008 and 2007, respectively, an increase of $11,764. Interest expenses were $33,229 and zero for the nine months ended September 30, 2008 and 2007, respectively, an increase of $33,229. The increase is due from increase in debt.

Liquidity and Capital Resources

Net cash used in operating activities was $122,112 and $660,143 in the nine months ended September 30, 2008 and 2007, respectively.  The decrease was primarily due to a decrease in loss attributable to the prior operations of the divested subsidiary.

Net cash provided by financing activities was $122,112 and $418,580 in the nine months ended September 30, 2008 and 2007, respectively.  In 2007, these funds were borrowed from our divested subsidiary. In 2008, these funds were borrowed from a related party.

We have suffered recurring losses from operations and has an accumulated deficit of $2,401,659 at September 30, 2008.  Currently, we are a non-operating public company. We are seeking out suitable candidates for a business combination with a private company.  We anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs.  We will rely on funding from Investor for our cash needs.  Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction.

Inflation and Seasonality

Inflation has not been material to us during the past five years. Seasonality has not been material to us.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the  financial statements.  This statement changes the way the income statement is presented, thus requiring net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, we do not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

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

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP 142-3 on its financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our financial position and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP EITF 03-6-1 on its financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of EITF 07-5 on its financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of EITF 08-3 on its financial position and results of operations.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIST HOLDINGS, INC.

Date: October 2, 2008	/s/ Eric Stoppenhagen
Name: Eric Stoppenhagen
Title: Interim President

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.