Form 10-K
period 2008-12-31
Trist Holdings, Inc.
filed 2009-03-13
CIK 1377053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-52315

TRIST HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	20-1915083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7030 Hayvenhurst Avenue, Van Nuys, CA	91406
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(818) 464-1614

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer 	Accelerated filer 

Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☒      No   

At March 9, 2009, the there was no aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) due to the lack of trading.  At March 9, 2009, there were 89,239,920 shares of the Registrant’s common stock outstanding.

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

Since the sale of substantially all of our assets, we are a non-operating company and are seeking a suitable transaction with a private company; however we may not find a suitable candidate or transaction.  If we are unable to consummate a suitable transaction we will be forced to liquidate and dissolve, which will take three years to complete and may result in our distributing less cash to our stockholders.  Additionally, we will be spending cash during the winding down of the Company and may not have enough cash to distribute to our stockholders.

These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

PART I

Item 1.  Description of Business

General

Trist Holdings, Inc., (“Trist,” “Company,” “we,” “us,” or “our”) was incorporated in the State of Delaware as Camryn Information Services, Inc., on May 13, 1997. We operated for a brief period of time before we ceased operations on February 25, 1999 when we forfeited our charter for failure to designate a registered agent. We remained dormant until 2004 when we renewed our operations with the filing of a Certificate of Renewal and Revival of Charter with the State of Delaware on October 29, 2004. On November 3, 2004, we filed a Certificate of Amendment and our name was formally changed from Camryn Information Services, Inc. to iStorage Networks, Inc. Such change became effective on November 8, 2004.

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

Since the closing of the Transactions, we have been seeking suitable candidates for a business combination with a private company.  The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Competition

Our primary goal is the acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation. The Company faces vast competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Patent and Trademarks

We currently do not own any patents, trademarks or licenses of any kind.

Government Regulations

There are no government approvals necessary to conduct our current business.

Employees

The Company currently has no employees.  The Company engages the services of independent consultants to assist it with management.

Item 1A.  Risk Factors

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

We have a history of incurring losses from operations. As of December 31, 2008, we had an accumulated deficit of approximately $2,445,847, of which approximately $2,254,577 was incurred prior to the sale of our business.  We anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs.  We will rely on funding from Investor for our cash needs.  Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction.

We are a non-operating company seeking a suitable transaction and may not find a suitable candidate or transaction.

Since the sale of substantially all of our assets to Clarient, we are a non-operating company and are seeking a suitable transaction with a private company; however, we may not find a suitable candidate or transaction.  If we are unable to consummate a suitable transaction we will be forced to liquidate and dissolve which will take three years to complete and may result in our distributing less cash to our shareholders.  Additionally, we will be spending cash during the winding down of the Company and may not have enough cash to distribute to our shareholders.

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

Primarily as a result of our recurring losses and our lack of liquidity, the Company received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern for the year ended December 31, 2008.

Any future sale of a substantial number of shares of our common stock could depress the trading price of our common stock, lower our value and make it more difficult for us to pursue or consummate a private company transaction.

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

Other factors that could cause such volatility may include, among other things:

•	announcements concerning our strategy;

•	litigation; and

•	general market conditions.

Because our common stock is considered a "penny stock" any investment in our common stock is considered to be a high-risk investment and is subject to restrictions on marketability.

Our common stock is currently traded on the OTC Bulletin Board and is considered a "penny stock." The OTC Bulletin Board is generally regarded as a less efficient trading market than the NASDAQ Capital Market.

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

Item 1B.  Unresolved Staff Comments

           None

Item 2.  Properties

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

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices

The shares of our common stock have been listed and principally quoted on the OTC Bulletin Board under the trading symbol “TRHI”

The following table sets forth, for the fiscal quarters indicated, the high and low sale price for our common stock, as reported on the OTC Bulletin Board.

Quarterly period	High	Low
Fiscal year ended December 31, 2008:
First Quarter	$0.07	$0.03
Second Quarter	$0.05	$0.03
Third Quarter	$0.05	$0.025
Fourth Quarter	$0.025	$0.02

Holders
As of January 19, 2009, there were approximately 18 registered holders of record of the Company's Common Stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock. The issuance of any of our common is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sale of Unregistered Securities

None

Issuer Purchases of Equity Securities

None

Item 6.  Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and notes thereto  included in Item 8 of Part II of this Annual Report on Form 10-K.

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

We currently not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)          filing Exchange Act reports, and
(ii)         investigating, analyzing and consummating an acquisition.

We anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs.  We will rely on funding from Investor for our cash needs.   We are seeking out suitable candidates for a business combination with a private company. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction..

Recently Issued Accounting Pronouncements

Refer to Note 1 to the financial statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during 2008.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates:

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates.

Certain reclassifications have been made to the prior fiscal year amounts disclosed in the financial statements to conform to the presentation for the fiscal year ended December 31, 2008. These reclassifications had no effect on the reported net loss or stockholders’ equity.

Fiscal Year 2008 Compared to Fiscal Year 2007

Results from Operations

The information below represents our historical numbers.  These numbers are not meaningful going forward due to the sale of all of our business lines.

Revenues

Revenues were zero for the years ended December 31, 2008 and 2007, respectively.

Cost of Sales

Cost of sales was zero for the years ended December 31, 2008 and 2007, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $144,763 and $180,007 for the years ended December 31, 2008 and 2007, respectively.  The decrease in selling, general and administrative expenses was due to less operating activities.

Discontinued Operations

Loss from discontinued operations was zero and $874,700 in the years ended December 31, 2008 and 2007, respectively.

Interest Expense and Other, Net

Interest expense and other, net was $45,707  and zero in the years ended December 31, 2008 and 2007, respectively.  The increase of $45,707 was due to the note payable which accrued interest in 2008.

Liquidity and Capital Resources

Net cash used in operating activities was zero and $529,743 in the years ended December 31, 2008 and 2007, respectively.  The decrease was primarily due to a decrease in loss attributable to the prior operations of the divested subsidiary.

Net cash provided by investing activities was zero and 270,790 in 2008 and 2007, respectively.

Net cash provided by financing activities was zero and $263,953 in 2008 and 2007, respectively.  In 2007, the funds were borrowed from our divested subsidiary..

We have suffered recurring losses from operations and have an accumulated deficit of $2,445,847 and $2,254,577 in 2008 and 2007, respectively.  Currently, we are a non-operating public company. We are seeking out suitable candidates for a business combination with a private company.  We anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs.  We will rely on funding from Investor for our cash needs.  Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction.

Going Concern Uncertainties

As of the date of this annual report, there is doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and loan commitments.  Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

Capital Expenditures

None

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-Balance Sheet Arrangements

           As of December 31, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.

TRIST HOLDINGS, INC.
(Formally Known as LandBank Group, Inc. and Subsidiary)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Trist Holdings, Inc.

We have audited the accompanying balance sheets of Trist Holdings, Inc. as of December 31, 2008 and 2007, and the related statements of operations, shareholders’deficit, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trist Holdings, Inc. as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The company has an accumulated deficit of $2,445,847 at December 31, 2008 including a net loss of $191,270 during the year ended December 31, 2008. These factors as discussed in Note 6 to the financial statements, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
March 5, 2009

Trist Holdings, Inc.
(Formally Known as LandBank Group, Inc. and Subsidiary)
Balance Sheets

ASSETS
	December 31,
	2008	2007

Current assets
Cash & cash equivalents (held in trust)	$5,000	$5,000
Prepaid expenses and other current assets	7,798	3,741
Total current assets	$12,798	$8,741

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Note payable to related party	$500,000	$500,000
Due to related party	195,327	-
Total current liabilities	695,327	500,000

Shareholders' deficit
Common stock, 2,000,000,000 shares authorized; $0.0001 par value;
89,239,920 shares issued and outstanding	8,924	8,924
Additional paid in capital	1,754,394	1,754,394
Accumulated deficit	(2,445,847)	(2,254,577)
Total shareholders' deficit	(682,529)	(491,259)
Total liabilities and shareholders' deficit	$12,798	$8,741

The accompanying notes are an integral part of these financial statements.

Trist Holdings, Inc.
(Formally Known as LandBank Group, Inc. and Subsidiary)
Statements of Operations

	For the years ended December 31,
	2008	2007

Revenue, net	$-	$-

Operating expenses
Directors and officers compensation	70,500	141,053
General & administrative expenses	74,263	38,954
Total operating expenses	144,763	180,007

Loss from operations	(144,763)	(180,007)

Other expenses
Interest expense	45,707	-

Loss before Income Taxes	(190,470)	(180,007)

Provision for income taxes	800	800
Loss from continuing operations	(191,270)	(180,807)

Loss from discontinued operations	-	(874,700)

Net Loss	$(191,270)	$(1,055,507)
Loss per share:
Loss per share from continuing operation	$(0.00)	$(0.02)
Loss per share from discontinued operations	$-	$(0.09)
Basic & dilutive loss per share	$(0.00)	$(0.11)

Basic & diluted weighted average shares outstanding	89,239,920	9,927,641

The accompanying notes are an integral part of these financial statements.

Trist Holdings, Inc.
(Formally Known as LandBank Group, Inc. and Subsidiary)
Statements of Shareholders' Deficit
For the Years Ended December 31, 2008 and 2007

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Shareholders' Deficit
	Shares	Amount

Balance as of December 31, 2006	9,835,331	$984	$399,617	$(1,116,697)	$(716,096)

Amortization of options granted to Directors & Officers	-	-	29,636	-	29,636

Shares issued for services	93,333	9	83,991	-	84,000

Divestiture of operating subsidiary (LandBank, LLC)	79,311,256	7,931	1,241,150	(82,373)	1,166,708

Net loss for the year ended December 31, 2007	-	-	-	(1,055,507)	(1,055,507)

Balance as of December 31, 2007	89,239,920	8,924	1,754,394	(2,254,577)	(491,259)

Net loss for the year ended December 31, 2008	-	-	-	(191,270)	(191,270)

Balance as of December 31, 2008	89,239,920	$8,924	$1,754,394	$(2,445,847)	$(682,529)

The accompanying notes are an integral part of these financial statements.

Trist Holdings, Inc.
(Formally Known as LandBank Group, Inc. and Subsidiary)
Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(191,270)	$(1,055,507)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Amortization of options granted to Directors & Officers	-	29,636
Shares to be issued for services	-	84,000
Changes in current assets and liabilities:
Prepaid expenses	(4,057)	(3,741)
Loan from related party	195,327	-
Net cash used in operating activities from continuing operations	-	(945,612)
Net cash provided by (used in) operating activities from discontinued operations	-	415,869
Net cash used in operating activities	-	(529,743)

Cash flows from investing activities :
Net cash provided by (used in) investing activities of discontinuing operations	-	270,790

Cash flows from financing activities
Net cash provided by financing activities of discontinuing operations	-	263,953

Net increase (decrease) in cash and cash equivalents	-	5,000

Cash and cash equivalents - beginning balance	5,000	-

Cash and cash equivalents - ending balance	$5,000	$5,000

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income taxes paid	$-	$800

The accompanying notes are an integral part of these financial statements.

TRIST HOLDINGS, INC.
(FORMALLY KNOWN AS LANDBANK GROUP, INC. AND SUBSIDIARY)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1.    Nature of business and significant accounting policies

Current Operations and Background — The Company was incorporated in the State of Delaware as Camryn Information Services, Inc., on May 13, 1997. We operated for a brief period of time before it ceased operations on February 25, 1999 when it forfeited its charter for failure to designate a registered agent. We remained dormant until 2004 when it renewed its operations with the filing of a Certificate of Renewal and Revival of Charter with the State of Delaware on October 29, 2004. On November 3, 2004, we filed a Certificate of Amendment and our name was formally changed from Camryn Information Services, Inc. to iStorage Networks, Inc. Such change became effective on November 8, 2004.

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

On December 31, 2007, we closed the transactions with Landbank Acquisition LLC (“Investor”) and Family Products LLC, a member of Investor. Pursuant to the Agreement, the following transactions (the “Transactions”) occurred at the closing:  (1) we transferred ownership of LLC to Investor (the “LLC Transfer”), (2) we issued 79,311,256 new shares of common stock to Investor to increase Investor’s current equity holdings in Company of approximately fifty-five percent (55%) to approximately ninety-five percent (95%) (the “Share Issuance”), (3) Investor agreed to provide full indemnity to us for LLC’s prior operations and liabilities, (4) LLC assigned $500,000 in debt to Company which was owed to Investor (the “Note Assignment”), (5) LLC retained approximately $500,000 in debt owed to third parties and approximately $2.5 million in debt owed to Investor, and (6) we retained approximately $5,000 in cash for our working capital.

As the Transactions were among related parties, no gain or loss was recorded on the disposal of Landbank, LLC.

Pursuant to the Transactions, on December 31, 2007, we changed our name to ‘Trist Holdings, Inc.’. The authorized shares capital was also increased from 100,000,000 shares to 2,000,000,000 shares.

Since the closing of the Transactions, we have been seeking suitable candidates for a business combination with a private company.  The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Basis of Presentation — The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates —The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents (Held in Trust) — The Company considers investments with original maturities of 90 days or less to be cash equivalents. Currently Company owns cash amounting to $5,000 held in trust with Landbank Acquisition, LLC (a related party) (See note 2).

Income Taxes —The Company records income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  The standard requires, among other provisions, an asset and liability approach to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities.  Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Stock-Based Compensation— On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which was issued in December 2004. SFAS 123(R) revises SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS 123(R) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award. SFAS 123(R) also requires measurement of the cost of employee services received in exchange for an award. SFAS 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” to require the excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. The Company adopted SFAS 123(R) using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company recorded the cumulative effect of compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption and recorded compensation expense for all awards granted after the date of adoption. As at December 31, 2008, the Company has no stock options outstanding.

SFAS 123(R) provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deduction under existing law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. The Company does not recognize a tax benefit for compensation expense related to incentive stock options unless the underlying shares are disposed in a disqualifying disposition.

Net Loss Per Share — The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants have been excluded from the computation of basic and diluted earnings per share, for the years ended December 31, 2008 and 2007 because their effect is anti-dilutive.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash.  The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.

Financial Instruments — Our financial instruments consist of cash, accounts payable, and notes payable.  The carrying values of cash, accounts payable, and notes payable are representative of their fair values due to their short-term maturities.

Recently Issued Accounting Pronouncements —
Business Combinations-In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R significantly changes the accounting for business combinations. Under SFAS 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141 was dominant from 2002 to 2008, and business combination whereby the accounting treatment under SFAS 141 was applied will be reported in financial statements under the same method for years, However, SFAS 141R replaces SFAS 141, and changes the accounting treatment for certain specific items for new business combination, including:

• Acquisition costs are generally expensed as incurred;
• Noncontrolling interests (formerly known as “minority interests” – see SFAS 160 discussion below) are valued at fair value at the acquisition date;
• Acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;
• In-process research and development are recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
• Restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and
• Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company we recorded and disclosed business combinations following existing GAAP until January 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51-In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS 141R discussed above, earlier adoption is prohibited. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the financial statements.

In March 19, 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Currently the Company does not carry any derivative instruments and the adoption of this statement may not have any effect on the financial statements.

In May 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

On December 30, 2008 FASB issued FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”. This FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain non-public enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, Accounting for Income Taxes, including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. The Company does not believe this pronouncement will impact its financial statements.

On January 12, 2009 FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

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

In connection with the debt assignment, we entered into a note assignment with LLC and Investor and issued a demand promissory note to Investor in the principal amount of $500,000.

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

The components of loss from operations related to the entity held for disposal for the year ended December 31, 2007 are shown below.

2007
Revenue, net	$2,123,080
Cost of revenue	1,737,742
Gross profit	385,338

Operating expenses:
Professional fees	139,531
General & administrative expenses	916,831
Total operating expenses	1,056,362

Loss from operations	(671,024)

Non-operating expenses
Other income	17,111
Interest expense	(218,387)

Net loss before income tax	(872,300)

Provision for income taxes	2,400

Net Loss from Discontinued Operations	$(874,700)

NOTE 3 - Note Payable to Related Party

On December 31, 2007, we executed a Demand Promissory Note (the “Note”) payable to Landbank Acquisition LLC, $500,000 with simple interest on the unpaid principal from the date of the note at the rate of eight percent (8%) per annum.  Landbank Acquisition LLC is related to the Company through common major shareholders. The Note is due on demand. This Note was delivered in connection with the LLC Transfer as described in Note 2.  We recorded an interest expense of $45,707 and zero for the years ended December 31, 2008 and 2007, respectively. The accrued interest, at December 31, 2008 and 2007 amounted to $45,707 and zero, respectively, was included as part of amount due to related party.

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

On September 27, 2007, the Company entered into a Consulting Agreement with Venor Consulting, Inc. (“Venor”), a company owned by Mr. Stoppenhagen.  Under the terms of the consulting agreement, Venor will perform certain consulting services for the Company with respect to, among other things, the provision of executive services (including, without limitation, the services of Mr. Eric Stoppenhagen, the Company's Interim President and Secretary) for a period of nine months.  The Company will pay Venor a monthly fee for certain of the services to be provided, with additional services to be billed at an hourly rate. The Company recorded $48,000 in consulting expenses and continued to subscribe the services from Venor Consulting, Inc. on the month to month basis after the expiration of the contract.

NOTE 5 – 2006 Stock Incentive Plan

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

NOTE 6 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $2,445,847 as of December 31, 2008. Our total liabilities exceeded its total assets by $682,529 as of December 31, 2008. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital, obtain financing and succeed in seeking out suitable candidates for a business combination with a private company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Furthermore, the principal shareholder, Landbank Acquisition LLC has demonstrated its ability and willingness to lend working capital to us and committed to doing so into the future. To the extent it is unwilling to provide working capital, we will not be able to continue.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A(T).  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our interim President, who serves as our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our interim President reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 240.13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon this evaluation, our interim President concluded that, as of the end of such period, our disclosure controls and procedures were effective as of the end of the fiscal year covered by this Form 10-K.

(b) Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

 This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

           None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Landbank has a three person Board of Directors, none of whom are employees or affiliates of the Company. In addition, the Company has formed an Audit Committee, effective July 12, 2006, comprised of Gary Freeman and Lee Mendelson, the two non-affiliate/employee directors of the Company. Mr. Freeman serves as the audit committee financial expert for the Committee.

Name	Age	Position Held and Tenure
Gary Freeman	41	Director since July 2007

Ray Gaytan	55	Director since January 2006

Lee Mendelson	37	Director since July 2007

Eric Stoppenhagen	35	President, Secretary and Chief Financial Officer since September 2007

Biographical Information

Gary Freeman, Director. Mr. Freeman has served as a director of the Company since July 2007. Mr. Freeman is currently a Partner in Beach, Freeman, Lim & Cleland’s Audit and Accounting services division. In conjunction with various consulting engagements, Mr. Freeman has assumed interim senior level management roles at numerous public and private companies during his career, including Co-President and Chief Financial Officer of Trestle Holdings, Inc., Chief Financial Officer of Silvergraph International and Chief Financial Officer of Galorath Incorporated. Mr. Freeman is currently a member of the Board of Directors of Trestle Holdings, where he serves as its Audit Committee Chairman, and GVI Security Solutions. Mr. Freeman’s previous experience includes ten years with BDO Seidman, LLP, including two years as an Audit Partner.

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

Eric Stoppenhagen. Mr. Stoppenhagen has served as President and Secretary since September 2007 and Chief Financial Officer since November 2007.  Mr. Stoppenhagen has served in an executive capacity for several public and private companies; including President of Trestle Holdings, Inc., and Chief Financial Officer of Jardinier Corporation.  He holds a Juris Doctorate and Masters of Business Administration both from George Washington University.  Additionally, he holds a Bachelor of Science in Finance and a Bachelor of Science in Accounting both from Indiana University. Mr. Stoppenhagen is a certified public accountant

Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2008, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Company’s Code of Ethics may be obtained free of charge by contacting the Company at the address or telephone number listed on the cover page hereof.

Audit Committee

The Audit Committee includes at least one member who is determined by the Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, excluding the requirement that the person meets the relevant definition of an “independent director.”  Mr. Freeman is the director who has been determined to be an audit committee financial expert. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Freeman’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Freeman any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board of Directors. Mr. Freeman is an independent director.

Director Independence

Our board of directors currently consists of three members: Gary Freeman, Ray Gaytan, and Lee Mendelson.

We do not have a separately designated compensation or nominating committee of our board of directors and the functions customarily delegated to these committees are performed by our full board of directors.  We are not a “listed company” under SEC rules and are therefore not required to have separate committees comprised of independent directors.  We have, however, determined that Gary Freeman and Lee Mendelson are “independent” as that term is defined in Section 4200 of the Marketplace Rules as required by the NASDAQ Stock Market.

Item 11.  Executive Compensation

The following table and related footnotes show the compensation paid during the fiscal years ended December 31, 2008 and 2007, to the Company's named executive officers:

Summary Compensation Table
					All Other
Name and Principal	Year	Salary	Bonus	Option Awards	Compensation	Total
Position		($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(f)	(i)	(j)

Douglas Gravink (1)	2007
Former Chief Executive Officer

Gary Hewitt (1)	2007	--	--			$
Former President and Secretary

John Genesi (2)	2007	$96,250	--	--	--	$96,250
Former Chief Financial Officer

Eric Stoppenhagen (3)	2008	$48,000	--	--	--	$48,000
President, Secretary and Chief Financial Officer	2007	$15,167	--	--	--	$15,167

(1)          Joined the Company on January 27, 2006 and resigned on September 24, 2007. All of the Company's prior officers and directors resigned as of January 26, 2006.

(2)          Joined the Company on July 5, 2006 and resigned November 15, 2007. Mr. Genesi's annual salary was $110,000.

(3)          Joined the Company in September 2007. Represents consulting fees paid to Mr. Stoppenhagen’s company, Venor, Inc.

Employment Agreements

On September 27, 2007, the Company entered into a Consulting Agreement with Venor Consulting, Inc. (“Venor”), a company owned by Mr. Stoppenhagen.  Under the terms of the consulting agreement, Venor will perform certain consulting services for the Company with respect to, among other things, the provision of executive services (including, without limitation, the services of Mr. Eric Stoppenhagen, the Company's Interim President and Secretary) for a period of nine months.  This contract is currently terminable at will.  The Company will pay Venor a monthly fee for certain of the services to be provided, with additional services to be billed at an hourly rate.

Outstanding equity awards at fiscal year-end

None.

Compensation of Directors

DIRECTOR COMPENSATION FY 2008
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
All Directors	$7,500	-	-	-	-	-	$7,500

We currently pay our directors $7,500 per year, $1,875 payable on the first business day of each fiscal quarter for service on the board of directors.

Previously, we compensated certain of our directors with option grants under the Stock Incentive Plan.

In August 2007, all current directors of the Company agreed to cancel all stock options previously granted to them.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 9, 2009 by (i) each person who "beneficially" owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified above, and (iii) all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Common	Landbank Acquisition LLC (3) 7030 Hayvenhurst Ave. Van Nuys, CA 91406	84,777,924	95.0%
Common	Ray Gaytan 11400 Olympic Blvd. Los Angeles, CA 90064	4,680	*
Common	Directors and Executive Officers as a Group (4 persons) (4)	4,680	*
*	Less than 1%.
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

(2)	Percentages are based on 89,239,920 shares of common stock issued and outstanding as of December 31, 2008.

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

(4)	Messrs, Freeman, Mendelson, and Stoppenhagen have no beneficial ownership in the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Changes in Control Arrangements

There existed no change in control arrangements at December 31, 2008.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

None

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

Item 14.  Principal Accountant Fees and Services

Independent Public Accountants

Kabani & Company, Inc. has audited the Company’s financial statements since fiscal year 2005 (Kabani has audited the financial statements of Landbank, LLC since fiscal year 2005; fiscal year 2006 was Kabani’s first audit of the Company’s financial statements), and the Audit Committee of the Board of Directors of the Company has selected Kabani & Company, Inc. as the Company’s independent auditors to audit the financial statements of the Company for the fiscal year ending December 31, 2008.

Fees Paid to Kabani & Company, Inc.

Audit Fees

The aggregate fees billed by Kabani & Company, Inc. for the audit of the Company’s financial statements for the years ended December 31, 2008 and 2007, the reviews of the quarterly reports on Form 10-QSB for the same fiscal years and statutory and regulatory filings were $43,000 for 2008 and $52,500 for 2007.

Audit-Related Fees

None

Tax Fees

During fiscal years 2008 and 2007, the Company recorded accounting/professional fees totaling $840 and $7,483, respectively, that were billed to the Company by Gaytan, Baumblatt, & Leevan, LLP (“GBL”), which is owned by Ray Gaytan, a Director of the Company. These fees included tax advice and the preparation of the Company’s annual tax returns. GBL has prepared all of the Company’s tax returns relating to its current operations. Kabani & Company, Inc. has not provided any tax related services to the Company.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Board’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Board regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Board may also pre-approve particular services on a case-by-case basis.

The Board has determined that the rendering of the services other than audit services by Kabani & Company is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following financial statements of Trist Holdings, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of December 31, 2008 and 2007.

Statements of Operations for the year ended December 31, 2008 and 2007.

Statements of Stockholders’ Deficit for the years ended December 31, 2008 and 2007.

Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to Financial Statements.

2.	Financial Statement Schedule(s):

 All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

EXHIBIT NUMBER	DESCRIPTION

2.1	Stock Purchase Agreement dated January 23, 2006 between iStorage Networks, Inc. and Landbank, LLC. (1)
2.2	Stock Purchase Agreement dated January 23, 2006 between M. Thomas Makmann and iStorage Networks, Inc. (1)
2.3	Securities Exchange Agreement dated November 1, 2007 between Landbank Group, Inc., Landbank Acquisition LLC and Family Products LLC. (2)
3.1	Certificate of Incorporation of the Company, formerly Camryn Information Services, Inc., dated May 13, 1997. (1)
3.2	Certificate of Renewal and Revival of Charter dated October 29, 2004. (1)
3.3	Certificate of Amendment to the Certificate of Incorporation to change name to iStorage Networks, Inc., dated November 8, 2004. (1)
3.4	Certificate of Amendment to the Certificate of Incorporation to change name to Landbank Group, Inc., dated January 27, 2006. (1)
3.5	Certificate of Amendment to the Certificate of Incorporation, dated June 29, 2006, reflecting the reverse split of the Company’s common stock. (1)
3.6	Certificate of Amendment to the Certificate of Incorporation, dated December 31, 2007.
3.7	Amended and Restated By-Laws of the Company adopted November 2, 2006. (1)
3.8	Amendment to Amended and Restated By-Laws of the Company adopted November 2, 2006. (3)
10.1	2006 Stock Incentive Plan (1)
10.2	Form of Stock Option Agreement under 2006 Stock Incentive Plan. (1)
10.3	Consulting, Confidentiality and Proprietary Rights Agreement between Landbank Group, Inc. and Venor, Inc., dated September 27, 2007 (4)
10.4	Form of Option Termination Agreement. (4)
10.5	Letter of Termination, dated September 12, 2007, between Landbank Group, Inc. and Aziz Munir and Ray Dirks (4)
10.6	Letter of Termination, dated September 12, 2007, between Landbank Group, Inc. and Investment Capital Researchers, Inc. (4)
10.7	Form of Demand Promissory Note issued by Landbank, LLC. (4)
10.8	Form of Assignment of Promissory Note, agreed to by Landbank, LLC. (4)
11	Statement re computation of per share earnings (see Statement of Operations and Notes to Financial Statements).
21	Subsidiaries of the Company.
23	Consent of Kabani & Company, Inc., independent auditors.
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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
(2)           Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 7, 2007.
(3)           Incorporated by reference to Exhibit 3.2 of Registrant’s Current Report Form 8-K filed on November 21, 2007.
(4)           Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Trist Holdings, Inc.

Date: March 9, 2009	By:	/s/ ERIC STOPPENHAGEN
Eric Stoppenhagen
Interim President (Principal Executive Officer, Principal Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officer of Trist Holding, Inc. do hereby constitute and appoint Eric Stoppenhagen with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officer and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ERIC STOPPENHAGEN	President and Secretary	March 9, 2009
Eric Stoppenhagen	(Principal Executive Officer)

/s/ ERIC STOPPENHAGEN	Chief Financial Officer	March 9, 2009
Eric Stoppenhagen	(Principal Financial Officer)

/s/GARY FREEMAN	Director	March 9, 2009
Gary Freeman

/s/RAY GAYTAN	Director	March 9, 2009
Ray Gaytan

/s/LEE MENDELSON	Director	March 9, 2009
Lee Mendelson