Form 10-Q
period 2009-03-31
Trist Holdings, Inc.
filed 2009-05-15
CIK 1377053

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2009

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 000-52315

Trist Holdings, Inc.
(Exact name of registrant issuer as specified in its charter)

Delaware	20-1915083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7030 Hayvenhurst Avenue, Van Nuys, CA 91406
(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (949) 903-0468

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
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2009
Common Stock, $.0001 par value	89,239,920

TRIST HOLDINGS, INC.

INDEX

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
Balance Sheets — March 31, 2009 (Unaudited) and December 31, 2008
Statements of Operations (Unaudited) — Quarters ended March 31, 2009 and 2008
Statements of Cash Flows (Unaudited) — Quarters ended March 31, 2009 and 2008
Notes to Financial Statements
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

TRIST HOLDINGS, INC.
BALANCE SHEETS

	March 31	December 31
	2009	2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$5,000	$5,000
Prepaid expenses and other current assets	11,227	7,798
TOTAL CURRENT ASSETS	$16,227	$12,798

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Due to related party	$266,876	$195,327
Note payable to related party	500,000	500,000
TOTAL CURRENT LIABILITIES	766,876	695,327

STOCKHOLDERS' DEFICIT:
Common stock, $.0001 par value, 2,000,000,000 shares authorized, 89,239,920 issued and outstanding at March 31, 2009 and December 31, 2008	8,924	8,924
Additional paid in capital	1,754,394	1,754,394
Accumulated deficit	(2,513,967)	(2,445,847)
Total stockholders' deficit	(750,649)	(682,529)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,227	$12,798

The accompanying notes are an integral part of these financial statements.

TRIST HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
REVENUES	$	$
COST OF SALES	—	—
GROSS PROFIT	—	—
OPERATING EXPENSES
Selling, general and administrative expenses	55,792	52,848
Total operating expenses	55,792	52,848
LOSS FROM OPERATIONS	(55,792)	(52,848)
Interest expense and other, net	(12,328)	(11,076)
NET LOSS	$ (68,120)	$ (63,924)

NET LOSS PER SHARE—Basic and diluted	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—Basic and diluted	89,239,920	89,239,920

The accompanying notes are an integral part of these financial statements.

TRIST HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(68,120)	$(63,924)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,429)	235
Due to related party	12,328	10,276
Net cash used in operating activities	(59,221)	(53,413)
FINANCING ACTIVITIES:
Net proceeds from issuance of note payable	59,221	53,413
Net cash provided by financing activities	59,221	53,413
NET INCREASE (DECREASE) IN CASH	—	—
CASH, Beginning of period	5,000	5,000
CASH, End of period	$5,000	$5,000

The accompanying notes are an integral part of these financial statements.

TRIST HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — Trist Holdings, Inc., (“Trist,” “Company,” “we,” “us,” or “our”) was incorporated in the State of Delaware as Camryn Information Services, Inc., on May 13, 1997. We operated for a brief period of time before we ceased operations on February 25, 1999 when we forfeited our charter for failure to designate a registered agent. We remained dormant until 2004 when we renewed our operations with the filing of a Certificate of Renewal and Revival of Charter with the State of Delaware on October 29, 2004. On November 3, 2004, we filed a Certificate of Amendment and our name was formally changed from Camryn Information Services, Inc. to iStorage Networks, Inc. Such change became effective on November 8, 2004.

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

Going Concern — The accompanying financial statements have been prepared assuming that we will continue as a going concern.  We have suffered recurring losses from operations since our inception and have an accumulated deficit of $2,513,967 at March 31, 2009.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.  The recovery of our assets is dependent upon continued operations of the Company.

In addition, our recovery is dependent upon future events, the outcome of which is undetermined.  We intend to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

       Basis of Presentation — The accompanying financial statements of Trist Holdings, Inc. have been prepared in conformity with accounting principles generally accepted in the United States of America (“ U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by US GAAP for annual financial statements. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2008 included in our Annual Report on Form 10-K. The results of the three month ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents — We consider investments with original maturities of 90 days or less to be cash equivalents. The Company has no significant cash equivalents as of March 31, 2009 and December 31, 2008.

Income Taxes —We record income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  The standard requires, among other provisions, an asset and liability approach to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities.  Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Fair Value of Financial Instruments — Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company’s financial instruments consisting primarily of cash, due to related party, and notes payable to related party are representative of their fair values as of March 31, 2009 and December 31, 2008, due to their short-term maturities.

Significant Recent Accounting Pronouncements

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1 entitled Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP amends the following pronouncements (among several others) issued by the FASB’s Emerging Issues Task Force (“EITF”):  Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and Issue No. 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments.

FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash or other assets upon conversion (including partial cash settlement), unless the embedded conversion option must be separately accounted for as a derivative under SFAS No. 133. Convertible preferred shares that are mandatorily redeemable financial instruments and classified as liabilities under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity are within the scope of FSP APB 14-1; however, convertible preferred stock reported as equity (or temporary equity) is not within the scope of this pronouncement. In addition, FSP APB 14-1 does not apply to convertible debt instruments that require or permit settlement in cash (or other assets) upon conversion when the holders of the underlying stock would receive the same form of consideration in exchange for their shares.

FSP APB 14-1 requires that both the equity component (the conversion feature) and liability component of convertible debt within its scope be separately accounted for at estimated fair value in order to reflect the entity’s nonconvertible borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its carrying value must be amortized to interest cost using the interest method described in APB Opinion No. 21 Interest on Receivables and Payables. The equity component is not re-measured as long as it continues to meet the conditions for equity classification in EITF Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. FSP APB 14-1 also provides guidance on de-recognition as it relates to modifications, exchanges and induced conversions of debt instruments within its scope. This FSP is effective for financial instruments issued during fiscal years beginning after December 15, 2008, and interim periods within those years; early adoption is not permitted. However, FSP APB 14-1 must be applied retrospectively to all periods presented, and thus may impact instruments within its scope that were outstanding at any time during such prior periods. Management has not determined the effect (if any) of this FSP on the Company’s future interim and annual financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5 entitled Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. This pronouncement applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative set forth in paragraphs 6-9 of SFAS No. 133 for purposes of determining whether such instrument or embedded feature qualifies for the first part of the scope exception set forth in paragraph 11(a) of SFAS No. 133. EITF Issue No. 07-5 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative set forth in SFAS No. 133, for purposes of determining whether the instrument is within the scope of EITF Issue No. 00-19. EITF Issue No. 07-5 does not apply to share-based payment awards within the scope of SFAS No. 123(R) for purposes of determining whether such instruments are classified as liability or equity. EITF Issue No. 01-6 (“The Meaning of ‘Indexed to a Company’s Own Stock’”) has been superseded.

As more fully explained below, the objective of EITF Issue No. 07-5 is to determine whether a financial instrument or an embedded feature qualifies for the first part of the scope exception (“indexed to its own stock”) described in paragraph 11(a) of SFAS No. 133. If so, and if the financial instrument or embedded feature has all the characteristics described in paragraphs 6-9 of SFAS No. 133, it must be analyzed under other GAAP [including EITF Issue No. 05-2 The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19 to determine whether it is classified in stockholders’ equity - or would be if it were a freestanding instrument. If a financial instrument is otherwise a derivative as defined by SFAS No. 133 and does not qualify under the exception described above, it must be reported as a derivative and accounted for at estimated fair value; whether such an embedded feature must be separated from the host contract (and accounted for as a derivative) is based on other criteria described in SFAS No. 133. If the conversion feature embedded in a convertible debt instrument meets both elements of the scope exception in paragraph 11(a) of SFAS No. 133, it would not be separated from the host contract or accounted for as a derivative by the issuer.

Under EITF Issue No. 07-5, an entity must determine whether an equity-linked financial instrument or embedded feature is indexed to its own stock by using the following two-step approach: (1) evaluate the instrument’s contingent exercise provisions (if any), and (2) evaluate its settlement provisions. An exercise contingency (as defined) will not preclude an instrument or an embedded feature from being considered indexed to an entity’s own stock provided that it is based on either (a) an observable market other than the market for the issuer’s capital stock or (b) an observable index other than one calculated or measured solely by reference to the issuer’s own operations (for example, revenues or EBITDA). If the instrument qualifies under Step 1, it is then analyzed under Step 2. An instrument (or embedded feature) is considered indexed to an entity’s own stock if its settlement amount will equal the difference between the estimated fair value of a fixed number of the entity’s equity shares and either a fixed monetary amount or a fixed amount of a debt instrument issued by the entity. With very few exceptions - unless the only variables that could affect the settlement amount would be inputs to the estimated fair value of a “fixed-for-fixed” forward or option on equity shares, an instrument’s strike price or the number of shares used to calculate the settlement are not considered fixed if its terms provide for any potential adjustment, regardless of the probability of the adjustment or whether any such adjustments are within the entity’s control. As a result, standard anti-dilution clauses will apparently preclude an instrument from being considered “indexed to its own stock.”

EITF Issue No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The guidance in such pronouncement must be applied to outstanding instruments as of the beginning of the fiscal year in which it is adopted, with a cumulative-effect adjustment of opening retained earnings (or other appropriate components of equity or net assets). Management has not determined the effect (if any) of EITF Issue No. 07-5 on the Company’s future interim and annual financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157. FSP 157-2 deferred the effective date of SFAS 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. As a result of FSP 157-2, we adopted SFAS 157 for our nonfinancial assets and nonfinancial liabilities as of the beginning of the year ending December 31, 2009. The adoption of SFAS 157 for these assets and liabilities did not have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 became effective for us as of the beginning of the year ending December 31, 2009. The adoption of SFAS 161 in the first quarter of 2009 did not have a material impact on our financial position, results of operations or cash flows.

In February 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141R-1 amends the guidance in SFAS 141R about the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS 5 if not acquired or assumed in a business combination. FSP FAS 141R-1 is effective for us at the beginning of our year ending December 31, 2009 and therefore will apply to any business combination that we might enter into after December 27, 2008. We do not expect that the adoption of FSP FAS 141R-1 will have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amend SFAS 107, Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends ABP 28 to require those disclosures in summarized financial information at interim reporting periods. We will adopt FSP FAS 107-1 and APB 28-1 in our second fiscal quarter ending on June 30, 2009. We do not expect that the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. We are required to adopt FSP FAS 157-4 in our second fiscal quarter ending on June 30, 2009. We have not yet evaluated the impact, if any, the adoption of this Statement will have on our financial position, results of operations or cash flows.

NOTE 2 – NOTE PAYABLE TO RELATED PARTY

On December 31, 2007, we executed a Demand Promissory Note (the “Note”) payable to Landbank Acquisition LLC, $500,000 with simple interest on the unpaid principal from the date of the note at the rate of eight percent (8%) per annum.  Landbank Acquisition LLC is related to the Company through common major shareholders. The Note is due on demand. This Note was delivered in connection with the LLC Transfer as described in Note 2.  We recorded an interest expense of $12,328 and 11,076 for the quarters ended March 31, 2009 and 2008, respectively. The accrued interest, at March 31, 2009 and December 31, 2008 amounted to $58,035 and $45,707, respectively, was included as part of amount due to related party.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $2,513,967 as of March 31, 2009. Our total liabilities exceeded its total assets by $750,649 as of March 31, 2009. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital, obtain financing and succeed in seeking out suitable candidates for a business combination with a private company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Furthermore, the principal shareholder, Landbank Acquisition LLC has demonstrated its ability and willingness to lend working capital to us and committed to doing so into the future. To the extent it is unwilling to provide working capital, we will not be able to continue.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2008 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended December 31, 2008 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

On January 26, 2006, iStorage issued 8,200,000 shares of restricted stock (post-split) in exchange for all of the assets and liabilities of LLC, a company organized in the State of California in December 2004, and $140,000 in cash. iStorage changed its name to Landbank Group, Inc. on January 27, 2006.  The former members of LLC became approximately 90% owners of the Company.

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

On December 31, 2007, we closed the transactions with Investor and Family Products LLC, a member of Investor. The Transactions occurred at the closing:  (1) we transferred ownership of LLC to Investor (the “LLC Transfer”), (2) we issued 79,311,256 new shares of common stock to Investor to increase Investor’s current equity holdings in Company of approximately fifty-five percent (55%) to approximately ninety-five percent (95%) (the “Share Issuance”), (3) Investor agreed to provide full indemnity us for LLC’s prior operations and liabilities, (4) LLC assigned $500,000 in debt to Company which was owed to Investor (the “Note Assignment”), (5) LLC retained approximately $500,000 in debt owed to third parties and approximately $2.5 million in debt owed to Investor, and (6) we retained approximately $5,000 in cash for our working capital.

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

Critical Accounting Policies and Estimates

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

We base out estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates.

For the Quarters Ended March 31, 2009 and 2008

Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $55,792 and $52,848 for the quarters ended March 31, 2009 and 2008, respectively.

Interest Income, Interest Expense and Other

Interest expense and other, net was $12,328 and $11,076 for the quarters ended March 31, 2009 and 2008, respectively, an increase in expense of $1,252.  The increase is principally due to increased debt.

Liquidity and Capital Resources

Net cash used in operating activities was $59,221 and $53,413 in the three months ended March 31, 2009 and 2008, respectively.

Net cash provided by financing activities was $59,221 and 53,413 in the three months ended March 31, 2009 and 2008, respectively.  These amounts related to amounts paid on our behalf by Investor.

We suffered recurring losses from operations and have an accumulated deficit of $2,513,967 at March 31, 2009.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, Investor has indicated the willingness to loan us funds at the prevailing market rate until such business combination is consummated.

Inflation and Seasonality

Inflation has not been material to us during the past five years. Seasonality has not been material to us.

Recent Accounting Pronouncements

In February 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141R-1 amends the guidance in SFAS 141R about the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS 5 if not acquired or assumed in a business combination. FSP FAS 141R-1 is effective for us at the beginning of our year ending December 31, 2009 and therefore will apply to any business combination that we might enter into after December 27, 2008. We do not expect that the adoption of FSP FAS 141R-1 will have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amend SFAS 107, Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends ABP 28 to require those disclosures in summarized financial information at interim reporting periods. We will adopt FSP FAS 107-1 and APB 28-1 in our second fiscal quarter ending on June 30, 2009. We do not expect that the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. We are required to adopt FSP FAS 157-4 in our second fiscal quarter ending on June 30, 2009. We have not yet evaluated the impact, if any, the adoption of this Statement will have on our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements – We have no off-balance sheet arrangements.

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

We have a history of net losses and may never achieve or maintain profitability.

We have a history of incurring losses from operations. As of March 31, 2009, we had an accumulated deficit of approximately $2,513,967.  We anticipate that our existing cash and cash equivalents will be sufficient to fund our business needs. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction. In the event we use all of our cash resources, Investor has indicated the willingness to loan us funds at the prevailing market rate until such business combination is consummated.

We are a non-operating company seeking a suitable transaction and may not find a suitable candidate or transaction.

We are a non-operating company and are seeking a suitable transaction with a private company; however, we may not find a suitable candidate or transaction.  If we are unable to consummate a suitable transaction we will be forced to liquidate and dissolve which will take three years to complete and may result in our distributing less cash to our shareholders.  Additionally, we will be spending cash during the winding down and may not have enough cash to distribute to our shareholders.

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

If we invest our cash and/or cash equivalents in investment securities, we may be subject to regulation under the Investment Company Act of 1940. If we are deemed to be an investment company under the Investment Company Act because of our investment securities holdings, we must register as an investment company under the Investment Company Act. As a registered investment company, we would be subject to the further regulatory oversight of the Division of Investment Management of the SEC, and our activities would be subject to substantial regulation under the Investment Company Act. Compliance with these regulations would cause us to incur additional expenses, which would reduce the amount of assets available for distribution to our stockholders. To avoid these compliance costs, we intend to invest our cash proceeds in money market funds and government securities, which are exempt from the Investment Company Act but which currently provide a very modest return.

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

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern for the year ended December 31, 2008.

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

We have additional securities available for issuance which if issued could adversely affect the rights of the holders of our common stock.

Our articles of incorporation authorize the issuance of 2,000,000,000 shares of common stock.  The common stock can be issued by our board of directors without stockholder approval. Accordingly, our stockholders will be dependent upon the judgment of our management in connection with the future issuance and sale of shares of our common stock, in the event that buyers can be found therefore, any future issuances of common stock would further dilute the percentage ownership of our Company held by the public stockholders.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our interim President, who serves as our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our interim President reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 240.13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon this evaluation, our interim President concluded that, as of the end of such period, our disclosure controls and procedures are effective as of the end of the quarter covered by this Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.  There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of the year ended December 31, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.	Exhibits
	31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIST HOLDINGS, INC.

Date: May 14, 2009	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Interim President

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.