Form 10-Q
period 2009-06-30
Trist Holdings, Inc.
filed 2009-08-06
CIK 1377053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2009

or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No 

Indicate by check mark whether the registrant is a large accelerated  filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer    Accelerated Filer    Non-accelerated Filer    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No 

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2009
Common Stock, $.001 par value	89,239,920

TRIST HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

TRIST HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	June 30	December 31
	2009	2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$5,000	$5,000
Prepaid expenses and other current assets	11,227	7,798
TOTAL CURRENT ASSETS	$16,227	$12,798

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$17,725	$-
Due to related party	286,878	195,327
Note payable to related party	500,000	500,000
TOTAL CURRENT LIABILITIES	804,603	695,327

STOCKHOLDERS' DEFICIT:
Common stock, $.0001 par value, 2,000,000,000 shares authorized, 89,239,920 issued and outstanding at June 30, 2009 and December 31, 2008	8,924	8,924
Additional paid in capital	1,754,394	1,754,394
Accumulated deficit	(2,551,694)	(2,445,847)
Total stockholders' deficit	(788,376)	(682,529)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,227	$12,798

Trist Holdings, Inc.
Condensed Statements of Operations
(Unaudited)

	Three month ended June 30,		Six month periods ended June 30,
	2009	2008	2009	2008

Revenue, net	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative expenses	23,047	27,955	78,839	80,803
Total operating expenses	23,047	27,955	78,839	80,803

Loss from operations	(23,047)	(27,955)	(78,839)	(80,803)

Other expenses:
Interest expense	(14,680)	(11,189)	(27,008)	(21,465)

Net loss before income taxes	(37,727)	(39,144)	(105,847)	(102,268)

Provision for income taxes	-	-	-	800
Net loss	$(37,727)	$(39,144)	$(105,847)	$(103,068)

Basic and diluted loss per share	$(0.0004)	$(0.0004)	$(0.0012)	$(0.0012)

Basic and diluted weighted average shares outstanding	89,239,920	89,239,920	89,239,920	89,239,920

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these financial statements.

Trist Holdings, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from Operating Activities:
Net loss	$(105,847)	$(103,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	(3,429)	(7,765)
Accrued expenses	17,725	-
Due to related party	27,008	21,465
Net cash used in operating activities	(64,543)	(89,368)

Cash flows from Financing Activities
Net proceeds from issuance of note payable	64,543	89,368
Net cash provided by financing activities	64,543	89,368

Net change in cash	-	-

Cash - beginning balance	5,000	5,000

Cash - ending balance	$5,000	$5,000

The accompanying notes are an integral part of these financial statements.

TRIST HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

Summary of significant accounting policies

The following summary of significant accounting policies used in the preparation of these condensed financial statements is in accordance with generally accepted accounting principles.

Going Concern — The accompanying financial statements have been prepared assuming that we will continue as a going concern.  We have suffered recurring losses from operations since our inception and have an accumulated deficit of $2,551,694 at June 30, 2009.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.  The recovery of our assets is dependent upon continued operations of the Company.

In addition, our recovery is dependent upon future events, the outcome of which is undetermined.  We intend to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Basis of Presentation — The accompanying financial statements of Trist Holdings, Inc. have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by US GAAP for annual financial statements. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2008 included in our Annual Report on Form 10-K. The results of the three month ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

Cash and Cash Equivalents — We consider investments with original maturities of 90 days or less to be cash equivalents. The Company has no cash equivalents as of June 30, 2009 and December 31, 2008.

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

Fair Value of Financial Instruments — We adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. On February 6, 2008, the FASB deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value and generally accepted accounting principles and expands disclosures about fair value measurements. This standard applies in situations where other accounting pronouncements either permit or require fair value measurements. SFAS 157 does not require any new fair value measurements.

Fair value is defined in SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are to be considered from the perspective of a market participant that holds the asset or owes the liability. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The standard describes three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices in active markets for identical or similar assets and liabilities.

Level 2:
Quoted prices for identical or similar assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amount of the Company’s financial assets and liabilities, including cash and accrued expenses approximate fair value, without being discounted, due to the short-term maturities during which these amounts are outstanding.

Management has concluded that it is not practical to determine the estimated fair value of amounts due to related parties. SFAS No. 107 requires that for instruments for which it is not practicable to estimate their fair value, information pertinent to those instruments be disclosed, such as the carrying amount, interest rate, and maturity, as well as the reasons why it is not practicable to estimate fair value. Management believes it is not practical to estimate the fair value of such financial instruments because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practicable due to the lack of data regarding similar instruments, if any, and the associated potential costs.

The Company adopted SFAS 159 effective March 1, 2008. This statement provides companies with an option to report selected financial assets and liabilities at fair value. The Company did not elect the fair value option for any of such eligible financial assets or financial liabilities as of June 30, 2009.

Significant Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 107-1/APB 28-1 (“FSP 107-1”), which is entitled “Interim Disclosures about Fair Value of Financial Instruments.” This pronouncement amended SFAS No 107, Disclosures about Fair Value of Financial Instruments, to require disclosure of the carrying amount and the fair value of all financial instruments for interim reporting periods and annual financial statements of publicly traded companies (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions. FSP 107-1 also amended APB Opinion No. 28, Interim Financial Reporting, to require disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009 if a company also elects to early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly, and FSP FAS 115-2/FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. We do not expect that the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB also issued FSP FAS 157-4, which generally applies to all assets and liabilities within the scope of any accounting pronouncements that require or permit fair value measurements. This pronouncement, which does not change SFAS No. 157’s guidance regarding Level 1 inputs, requires the entity to (i) evaluate certain factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity, (ii) consider whether the preceding indicates that transactions or quoted prices are not determinative of fair value and, if so, whether a significant adjustment thereof is necessary to estimate fair value in accordance with SFAS No. 157, and (iii) ignore the intent to hold the asset or liability when estimating fair value. FSP FAS 157-4 also provides guidance to consider in determining whether a transaction is orderly (or not orderly) when there has been a significant decrease in the volume and level of activity for the asset or liability, based on the weight of available evidence. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption of FSP FAS 157-4 also requires early adoption of the pronouncement described in the following paragraph. However, early adoption for periods ended before March 15, 2009 is not permitted. We have not yet evaluated the impact, if any, the adoption of this Statement will have on our financial position, results of operations or cash flows.

The Sarbanes-Oxley Act of 2002 (“the Act”) introduced new requirements regarding corporate governance and financial reporting. Among the many requirements of the Act is for management to annually assess and report on the effectiveness of its internal control over financial reporting under Section 404(a) and for its registered public accountant to attest to this report under Section 404(b). The SEC has modified the effective date and adoption requirements of Section 404(a) and Section 404(b) implementation for non-accelerated filers multiple times, such that we were first required to issue our management report on internal control over financial reporting in our annual report on Form 10-K for the fiscal year ending December 31, 2008. Based on current SEC requirements, we will be required to have our auditor attest to internal controls over financial reporting in our fiscal year ending December 31, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162 (“SFAS 168”), which established the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretative releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective in the third quarter of 2009 and will not have a material impact on the Company’s results of operations, financial position or liquidity.

In May 2009, the FASB issued SFAS No. 165 entitled “Subsequent Events.”  Transactions and events that occur after the balance sheet date but before the financial statements are issued or are available to be issued (which are generally referred to as subsequent events) that are addressed by other GAAP, such as those governed by FASB Interpretation No. 48, SFAS No. 5 and SFAS No. 128, are not within the scope of SFAS No. 165.  Companies are now required to disclose the date through which subsequent events have been evaluated by management.  Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation.  SFAS No. 165 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP.  SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009, and must be applied prospectively. The adoption of SFAS No. 165 during the quarter ended June 30, 2009 did not have a significant effect on the Company’s consolidated financial statements as of that date or for the quarter or year-to-date period then ended.  In connection with preparing the accompanying unaudited condensed consolidated financial statements as of and for the quarter and six-month period ended June 30, 2009, management evaluated subsequent events through August 6, 2009 which is the date that such financial statements were issued (filed with the Securities and Exchange Commission).

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - Note Payable to Related Party

On December 31, 2007, we executed a Demand Promissory Note (the “Note”) payable to Landbank Acquisition LLC, $500,000 with simple interest on the unpaid principal from the date of the note at the rate of eight percent (8%) per annum.  Landbank Acquisition LLC is related to the Company through common major shareholders. The Note is due on demand. This Note was delivered in connection with the LLC Transfer as described in Note 2.  We recorded an interest expense of $14,680 and $11,189 for the quarters ended June 30, 2009 and 2008, respectively. The accrued interest, at June 30, 2009 and December 31, 2008 amounted to $72,715 and $45,707, respectively, was included as part of amount due to related party.

NOTE 3 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $2,551,694 as of June 30, 2009. Our total liabilities exceeded its total assets by $788,376 as of June 30, 2009. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital, obtain financing and succeed in seeking out suitable candidates for a business combination with a private company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended December 31, 2008 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited condensed financial statements and notes thereto that appear elsewhere in this report.

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

For the Quarters and Six Months Ended June 30, 2009 and 2008

Results of Operations

Selling, General and Administrative Expenses

Operating expenses were $23,047 and $27,955 for the quarters ended June 30, 2009 and 2008, respectively. Operating expenses were $78,839 and $80,803 for the six months ended June 30, 2009 and 2008, respectively.   The decrease in operating expenses was primarily due to nominal cost cutting measures.

Interest Expense and Other

Interest expenses were $14,680 and $11,189 for the quarters ended June 30, 2009 and 2008, respectively, an increase of $3,491. Interest expenses were 27,008 and $21,465 for the six months ended June 30, 2009 and 2008, respectively, an increase of $5,543. The increase is due from increase in debt.

Liquidity and Capital Resources

Net cash used in operating activities was $64,543 and $89,368 in the six months ended June 30, 2009 and 2008, respectively.

Net cash provided by financing activities was $64,543 and $89,368 in the six months ended June 30, 2009 and 2008, respectively.  These amounts related to amounts paid on our behalf by Investor.

We suffered recurring losses from operations and have an accumulated deficit of $2,551,694 at June 30, 2009.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, Investor has indicated the willingness to loan us funds at the prevailing market rate until such business combination is consummated.

Recent Accounting Pronouncements

Please see Item 1 Notes to Unaudited Condensed Financial Statements, Note 1, Significant Recent Accounting Pronouncements.

Off-Balance Sheet Arrangements – We have no off-balance sheet arrangements.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.  There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter of the year ended June 30, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings.

Not applicable

Item 1A - Risk Factors.

In addition to the other risk factors and information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

Item 2.	Unregistered Sales of Equity Securities.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

ITEM 6 – Exhibits

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIST HOLDINGS, INC.

Date: August 6, 2009	/s/ Eric Stoppenhagen
Name: Eric Stoppenhagen
Title: Interim President