Form 10-Q
period 2009-09-30
Trist Holdings, Inc.
filed 2009-10-29
CIK 1377053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2009

or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 000-52315

TRIST HOLDINGS, INC
(Exact name of small business issuer as specified in its charter)

Delaware	20-1915083
(State of incorporation)	(IRS Employer Identification No.)

PO BOX 4198, NEWPORT BEACH, CA	92661
(Address of principal executive offices)	(Zip Code)

(949) 903-0468
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No 

Indicate by check mark whether the registrant is a large accelerated  filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer    Accelerated Filer    Non-accelerated Filer    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No 

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2009
Common Stock, $.001 par value	89,239,920

TRIST HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

TRIST HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	September 30	December 31
	2009	2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$5,000	$5,000
Prepaid expenses and other current assets	-	7,798
TOTAL CURRENT ASSETS	$5,000	$12,798

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$21,250	$-
Due to related party	311,268	195,327
Note payable to related party	500,000	500,000
TOTAL CURRENT LIABILITIES	832,518	695,327

STOCKHOLDERS' DEFICIT:
Common stock, $.0001 par value, 2,000,000,000 shares authorized, 89,239,920 issued and outstanding at September 30, 2009 and December 31, 2008	8,924	8,924
Additional paid in capital	1,754,394	1,754,394
Accumulated deficit	(2,590,836)	(2,445,847)
Total stockholders' deficit	(827,518)	(682,529)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,000	$12,798

Trist Holdings, Inc.
Condensed Statements of Operations
(Unaudited)

	Three month ended September 30,		Nine month periods ended September 30,
	2009	2008	2009	2008

Revenue, net	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative expenses	24,752	32,250	103,591	113,053
Total operating expenses	24,752	32,250	103,591	113,053

Loss from operations	(24,752)	(32,250)	(103,591)	(113,053)

Other expenses:
Interest expense	(14,390)	(11,764)	(41,398)	(33,229)

Net loss before income taxes	(39,142)	(44,014)	(144,989)	(146,282)

Provision for income taxes	-	-	-	800
Net loss	$(39,142)	$(44,014)	$(144,989)	$(147,082)

Basic and diluted loss per share	$(0.0004)	$(0.0005)	$(0.0016)	$(0.0016)

Basic and diluted weighted average shares outstanding	89,239,920	89,239,920	89,239,920	89,239,920

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these condensed financial statements.

Trist Holdings, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months Ended September 30,
	2009	2008
Cash flows from Operating Activities:
Net loss	$(144,989)	$(147,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	7,798	(8,259)
Accrued expenses	21,250	-
Due to related party	41,398	33,229
Net cash used in operating activities	(74,543)	(122,112)

Cash flows from Financing Activities
Net proceeds from issuance of note payable	74,543	122,112
Net cash provided by financing activities	74,543	122,112

Net change in cash	-	-

Cash - beginning balance	5,000	5,000

Cash - ending balance	$5,000	$5,000

The accompanying notes are an integral part of these condensed financial statements.

TRIST HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - Nature of business and significant accounting policies

Nature of business

Trist Holdings, Inc., (“Trist,” “Company,” “we,” “us,” or “our”) was incorporated in the State of Delaware as Camryn Information Services, Inc., on May 13, 1997. We operated for a brief period of time before we ceased operations on February 25, 1999 when we forfeited our charter for failure to designate a registered agent. We remained dormant until 2004 when we renewed our operations with the filing of a Certificate of Renewal and Revival of Charter with the State of Delaware on October 29, 2004. On November 3, 2004, we filed a Certificate of Amendment and our name was formally changed from Camryn Information Services, Inc. to iStorage Networks, Inc. Such change became effective on November 8, 2004.  On January 26, 2006, iStorage issued 8,200,000 shares of restricted stock (post-split) in exchange for all of the assets and liabilities of Landbank, LLC (“LLC”). iStorage changed its name to Landbank Group, Inc. on January 27, 2006.   LLC made bulk acquisitions of parcels of land, primarily through the real property tax lien foreclosure process. The bulk acquisitions were then divided into smaller parcels for resale. On December 31, 2007, we transfer LLC to Landbank Acquisition, LLC (“LALLC”), ceased business operations, and changed our name to Trist Holdings, Inc.

On October 19, 2009, pursuant to a Share Purchase Agreement of the same date between LALLC, the Company’s former majority stockholder, and Woodman and Europa, LALLC sold to Woodman and Europa an aggregate of 79,311,256 shares of Company common stock as well as all notes and liabilities due LALLC from the Company in exchange for aggregate cash consideration equal to $165,000 (the “Sale”).

The Sale resulted in a change in control of the Company whereby each Purchaser acquired 39,655,628 shares of Company common stock, which shares represent, 44.43% individually, or 88.9% in the aggregate, of the Company’s outstanding common stock.  Each Purchaser also became a party to the Company’s Registration Rights Agreement dated December 31, 2007 between the Company and LALLC.

Currently, we are seeking suitable candidates for a business combination with a private company.  The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Summary of significant accounting policies

The following summary of significant accounting policies used in the preparation of these condensed financial statements is in accordance with generally accepted accounting principles.

Going Concern — The accompanying condensed financial statements have been prepared assuming that we will continue as a going concern.  We have suffered recurring losses from operations since our inception and have an accumulated deficit of $2,590,836 at September 30, 2009.  Our total liabilities exceeded its total assets by $827,518 as of September 30, 2009. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital, obtain financing and succeed in seeking out suitable candidates for a business combination with a private company. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Furthermore, the principal shareholders, Woodman and Europa have demonstrated their ability and willingness to lend working capital to us and committed to doing so into the future. To the extent they are unwilling to provide working capital, we will not be able to continue.
.
Basis of Presentation — The accompanying condensed financial statements of Trist Holdings, Inc. have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. Accordingly, these interim condensed financial statements do not include all of the information and footnotes required by US GAAP for annual financial statements. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2008 included in our Annual Report on Form 10-K. The results of the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Use of Estimates — The preparation of condensed financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Subsequent Events - We evaluated events occurring between the end of our fiscal quarter, September 30, 2009 and October 28, 2009 when the condensed financial statements were issued.

Fair Value of Financial Instruments — We account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

Recently Adopted Accounting Guidance

On July 1, 2009, we adopted the authoritative guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our condensed financial statements.

Recent Accounting Guidance Not Yet Adopted

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - Note Payable to Related Party

On December 31, 2007, we executed a Demand Promissory Note (the “Demand Note”) payable to Landbank Acquisition LLC, $500,000 with simple interest on the unpaid principal from the date of the note at the rate of eight percent (8%) per annum.  Landbank Acquisition LLC was related to the Company through common major shareholders. The Note was due on demand. We recorded an interest expense of $14,390 and $11,764 for the quarters ended September 30, 2009 and 2008, respectively. The accrued interest, at September 30, 2009 and December 31, 2008 amounted to $87,105 and $45,707, respectively, was included as part of amount due to related party.

 On October 19, 2009, we entered into a Revolving Promissory Note (the “Revolving Note”) with Landbank.   Under the terms of the Revolving Note, Landbank agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until October 19, 2010.  All advances shall be paid on or before October 19, 2010 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of eight percent (8%) per annum, compounded annually.  The

Company’s obligations under the Revolving Note will accelerate upon a bankruptcy event of the Company, any default by the Company of its payment obligations under the Revolving Note or the breach by the Company of any provision of any material agreement between the Company and the noteholder.  As of the date of the Revolving Note, $336,518 was deemed outstanding under the Revolving Note.

In connection with the Sale, the Note was assigned to Woodman and Europa in equal parts. The Note was cancelled, and new notes (the “Replacement Notes”) were issued by the Company to Woodman and Europa on October 19, 2009. The Replacement Notes contain identical terms and conditions to the Note, except that each Replacement Note provides that the noteholder will advance up to $250,000.  As of the date of the Replacement Notes, $168,259 was deemed outstanding under each Replacement Note.

As part of the Sale, the Purchasers also acquired the Replacement Notes (as described above) and the Demand Note in the principal amount of $500,000 dated December 31, 2007.  The Demand Note was cancelled and new notes (the “Replacement Demand Notes”) were issued by the Company to the Purchasers.  The Replacement Demand Notes contain identical terms and conditions to the Demand Note, except that each Replacement Demand Note was issued in the principal amount of $250,000.

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

Overview

We were incorporated in the State of Delaware as Camryn Information Services, Inc., on May 13, 1997. We operated for a brief period of time before we ceased operations on February 25, 1999 when we forfeited our charter for failure to designate a registered agent. We remained dormant until 2004 when we renewed our operations with the filing of a Certificate of Renewal and Revival of Charter with the State of Delaware on October 29, 2004. On November 3, 2004, we filed a Certificate of Amendment and our name was formally changed from Camryn Information Services, Inc. to iStorage Networks, Inc. Such change became effective on November 8, 2004.  On January 26, 2006, iStorage issued 8,200,000 shares of restricted stock (post-split) in exchange for all of the assets and liabilities of LLC. iStorage changed its name to Landbank Group, Inc. on January 27, 2006.   LLC made bulk acquisitions of parcels of land, primarily through the real property tax lien foreclosure process. The bulk acquisitions were then divided into smaller parcels for resale. On December 31, 2007, we transfer LLC to LALLC, ceased business operations, and changed our name to Trist Holdings, Inc.

On October 19, 2009, pursuant to a Share Purchase Agreement of the same date between LALLC, the Company’s former majority stockholder, and Woodman and Europa, LALLC sold to Woodman and Europa an aggregate of 79,311,256 shares of Company common stock as well as all notes and liabilities due LALLC from the Company in exchange for aggregate cash consideration equal to $165,000.

The Sale resulted in a change in control of the Company whereby each Purchaser acquired 39,655,628 shares of Company common stock, which shares represent, 44.43% individually, or 88.9% in the aggregate, of the Company’s outstanding common stock.  Each Purchaser also became a party to the Company’s Registration Rights Agreement dated December 31, 2007 between the Company and LALLC.

Currently, we are seeking suitable candidates for a business combination with a private company.  The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

We assess the potential impairment of long-lived assets and identifiable intangibles where they  should be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying amount of the long-lived asset exceeds its fair value and is not recoverable.

We base out estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates.

For the Quarters and Nine months Ended September 30, 2009 and 2008

Results of Operations

Selling, General and Administrative Expenses

Operating expenses were $24,752 and $32,250 for the quarters ended September 30, 2009 and 2008, respectively. Operating expenses were $103,591 and $113,053 for the nine months ended September 30, 2009 and 2008, respectively.   The decrease in operating expenses was primarily due to nominal cost cutting measures.

Interest Expense and Other

Interest expenses were $14,390 and $11,764 for the quarters ended September 30, 2009 and 2008, respectively, an increase of $2,626. Interest expenses were 41,398 and $33,229 for the nine months ended September 30, 2009 and 2008, respectively, an increase of $8,169. The increase is due from increase in debt.

Liquidity and Capital Resources

Net cash used in operating activities was $74,543 and $122,112 in the nine months ended September 30, 2009 and 2008, respectively.

Net cash provided by financing activities was $74,543 and $122,112 in the nine months ended September 30, 2009 and 2008, respectively.

We suffered recurring losses from operations and have an accumulated deficit of $2,590,836 at September 30, 2009.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, Woodman and Europa have indicated their willingness to loan us funds at the prevailing market rate until such business combination is consummated.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.  There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter of the year ended September 30, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TRIST HOLDINGS, INC.

Date: October 28, 2009	/s/ Eric Stoppenhagen
Name: Eric Stoppenhagen
Title: Interim President