Form 10-K
period 2009-12-31
Trist Holdings, Inc.
filed 2010-02-04
CIK 1377053

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(949) 903-0468

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer 	Accelerated filer 

Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☒      No   

At February 4, 2010, the there was no aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) due to the lack of trading.  At February 4, 2010, there were 89,239,920 shares of the Registrant’s common stock outstanding.

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

On October 19, 2009, pursuant to a Share Purchase Agreement of the same date between LALLC, the Company’s former majority stockholder, and Woodman Management Corporation (“Woodman”) and Europa International, Inc. (“Europa”), LALLC sold to Woodman and Europa an aggregate of 79,311,256 shares of Company common stock as well as all notes and liabilities due LALLC from the Company in exchange for aggregate cash consideration equal to $165,000 (the “Sale”).

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

We have a history of incurring losses from operations. As of December 31, 2009, we had an accumulated deficit of $2,642,244, of which approximately $2,254,577 was incurred prior to the sale of our business.  We anticipate that our existing cash will not be sufficient to fund our business needs.  We will rely on funding from Investor for our cash needs.  Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction.

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

Primarily as a result of our recurring losses and our lack of liquidity, the Company received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern for the year ended December 31, 2009.

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

Item 1B.  Unresolved Staff Comments

           None

Item 2.  Properties.

            The Company's principal office is located in Newport Beach, California. The Company uses this address at no charge to the Company. The Company estimates that it uses approximately 100 square feet of office space at this facility, with the estimated monthly rent value being approximately $250, which the Company does not deem as material.

Item 3.  Legal Proceedings.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

. PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices

The shares of our common stock have been listed and principally quoted on the OTC Bulletin Board under the trading symbol “TRHI”

The following table sets forth, for the fiscal quarters indicated, the high and low sale price for our common stock, as reported on the OTC Bulletin Board.

Quarterly period	High	Low
Fiscal year ended December 31, 2008:
First Quarter	$0.07	$0.03
Second Quarter	$0.05	$0.03
Third Quarter	$0.05	$0.03
Fourth Quarter	$0.03	$0.02
Fiscal year ended December 31, 2009:
First Quarter	$0.02	$0.02
Second Quarter	$0.02	$0.02
Third Quarter	$0.05	$0.02
Fourth Quarter	$0.15	$0.02

Holders
As of February 4, 2010, there were approximately 18 registered holders of record of the Company's Common Stock.

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

Recent Sale of Unregistered Securities.

None

Issuer Purchases of Equity Securities

None

Item 6.  Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Recently Issued Accounting Pronouncements

Refer to Note 1 to the financial statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during 2009.

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

Certain reclassifications have been made to the prior fiscal year amounts disclosed in the financial statements to conform to the presentation for the fiscal year ended December 31, 2009. These reclassifications had no effect on the reported net loss or stockholders’ equity.

Fiscal Year 2009 Compared to Fiscal Year 2008

Results from Operations

Revenues

Revenues were zero for the years ended December 31, 2009 and 2008, respectively.

Cost of Sales

Cost of sales was zero for the years ended December 31, 2009 and 2008, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $141,295 and $144,763 for the years ended December 31, 2009 and 2008, respectively.  The decrease in selling, general and administrative expenses was due to less operating activities.

Interest Expense and Other, Net

Interest expense and other, net was $55,102 and $45,707 in the years ended December 31, 2009 and 2008, respectively.  The increase of $9,395 was due to the higher balance of notes payable in 2009.

Liquidity and Capital Resources

Net cash used by operating activities was $127,368 and $149,620 in the years ended December 31, 2009 and 2008, respectively.  The decrease in amount of cash used was largely due to decrease in operating expenditures.

Net cash provided by investing activities was zero in 2009 and 2008, respectively.

Net cash provided by financing activities was 129,393 and 149,620 in 2009 and 2008, respectively.  In 2009 and 2008, the funds were borrowed from a related party.

We have suffered recurring losses from operations and have an accumulated deficit of $2,642,244 and $2,445,847 in 2009 and 2008, respectively.  Currently, we are a non-operating public company. We are seeking out suitable candidates for a business combination with a private company.  We anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs.  We will rely on funding from Investor for our cash needs.  Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction.

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

Off-Balance Sheet Arrangements

           As of December 31, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.

TRIST HOLDINGS, INC.
TABLE OF CONTENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	15
FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
Balance Sheets	16
Statements of Operations	17
Statements of Shareholders' Deficit	18
Statements of Cash Flows	19
Notes to Financial Statements	20 to 23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Trist Holdings, Inc.

We have audited the accompanying balance sheets of Trist Holdings, Inc. (the "Company"), as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trist Holdings, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses from operations and had stockholder’s deficit of approximately $878,926 and $682,529 at December 31, 2009 and 2008. As discussed in Note 3 to the financial statements, a significant amount of additional capital will be necessary to advance operations to the point at which the Company is profitable. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Anton & Chia, CPAs

Irvine, California
February 4, 2010

Trist Holdings, Inc.
Balance Sheets

ASSETS
	December 31,
	2009	2008

Current assets
Cash	$7,025	$5,000
Prepaid expenses and other current assets	-	7,798
Total current assets	$7,025	$12,798

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$15,729	$-
Note payable - related party	500,000	$500,000
Revolving note payable - related party	356,518	149,620
Accrued interest - related party	13,704	45,707
Total current liabilities	885,951	695,327

Stockholders' deficit
Common stock, 2,000,000,000 shares authorized; $0.0001 par value;
89,239,920 shares issued and outstanding	8,924	8,924
Additional paid in capital	1,754,394	1,754,394
Accumulated deficit	(2,642,244)	(2,445,847)
Total stockholders' deficit	(878,926)	(682,529)
Total liabilities and stockholders' deficit	$7,025	$12,798

The accompanying notes are an integral part of these financial statements.

Trist Holdings, Inc.
Statements of Operations

	For the years ended December 31,
	2009	2008

Revenue, net	$-	$-

Operating expenses
Directors and officers compensation	64,875	70,500
General & administrative expenses	76,420	74,263
Total operating expenses	141,295	144,763

Loss from operations	(141,295)	(144,763)

Other expenses
Interest expense	55,102	45,707

Loss before Income Taxes	(190,470)	(190,470)

Provision for income taxes	-	800
Loss from operations	(196,397)	(191,270)

Net Loss	$(196,397)	$(191,270)
Basic & dilutive loss per share	$(0.00)	$(0.00)

Basic & diluted weighted average shares outstanding	89,239,920	89,239,920

The accompanying notes are an integral part of these financial statements.

Trist Holdings, Inc.
Statements of Stockholders' Deficit
For the Years Ended December 31, 2009 and 2008

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders' Deficit
	Shares	Amount

Balance as of December 31, 2007	89,239,920	$8,924	$1,754,394	$(2,254,577)	$(491,259)

Net loss	-	-	-	(191,270)	(191,270)

Balance as of December 31, 2008	89,239,920	8,924	1,754,394	(2,445,847)	(682,529)

Net loss	-	-	-	(196,397)	(196,397)

Balance as of December 31, 2009	89,239,920	$8,924	$1,754,394	$(2,642,244)	$(878,926)

The accompanying notes are an integral part of these financial statements.

Trist Holdings, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(196,397)	$(191,270)
Adjustments to reconcile net loss to net cash used in/provided by operating activities:
Interest expense	55,102	45,707
Changes in operating assets and liabilities:
Prepaid expenses	7,798	(4,057)
Accounts payable and accrued expenses	6,129	-
Net cash used in operating activities	(127,368)	(149,620)

Cash flows - investing activities:
Net cash - investing activities	-	-

Cash flows from financing activities:
Loan from related party	129,393	149,620
Net cash provided by financing activities	129,393	149,620

Net increase in cash	2,025	-

Cash - beginning balance	5,000	5,000

Cash - ending balance	$7,025	$5,000

NonCash Transaction – Cash flows from operating, investing and financial activities have been impacted from the following noncash transaction.  On October 19, 2009, we converted $87,105 of accrued interest into principle of the Revolving Note.

The accompanying notes are an integral part of these financial statements.

TRIST HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1.    Nature of business and significant accounting policies

We were incorporated in the State of Delaware as Camryn Information Services, Inc. on May 13, 1997. We operated for a brief period of time before we ceased operations on February 25, 1999 when we forfeited our charter for failure to designate a registered agent. We remained dormant until 2004 when we renewed our operations with the filing of a Certificate of Renewal and Revival of Charter with the State of Delaware on October 29, 2004. On November 3, 2004, we filed a Certificate of Amendment and our name was formally changed from Camryn Information Services, Inc. to iStorage Networks, Inc. Such change became effective on November 8, 2004.  On January 26, 2006, iStorage issued 8,200,000 shares of restricted stock (post-split) in exchange for all of the assets and liabilities of LLC. iStorage changed its name to Landbank Group, Inc. on January 27, 2006.   LLC made bulk acquisitions of parcels of land, primarily through the real property tax lien foreclosure process. The bulk acquisitions were then divided into smaller parcels for resale. On December 31, 2007, we transfer LLC to LALLC, ceased business operations, and changed our name to Trist Holdings, Inc.

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

Going Concern — Since inception, the Company and its former subsidiary have a cumulative net loss of $2,642,244.  Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations.  The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company.  The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties.  It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents — The Company considers investments with original maturities of 90 daysor less to be cash equivalents. At December 31, 2009 and 2008, the Company had $7,025 and no cash equivalents, respectively.

Income Taxes - The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Loss Per Share — Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period.  The Company currently has no dilutive securities and as such, basic and diluted loss per share are the same for all periods presented.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash.  The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.

Fair value of Financial Instruments - The Company adopted ASC topic 820, “Fair Value Measurements and Disclosures” (ASC 820), formerly SFAS No. 157 “Fair Value Measurements,” effective January 1, 2009. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There was no impact relating to the adoption of ASC 820 to the Company’s financial statements.

ASC 820 also describes three levels of inputs that may be used to measure fair value:
•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.
•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Financial instruments consist principally of cash, prepaid expenses, accounts payable, and accrued liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Recently Issued Accounting Pronouncements —

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

NOTE 2 - Note Payable - Related Party and Revolving Note Payable – Related Party

On December 31, 2007, we executed a Demand Promissory Note (the “Demand Note”) payable to Landbank Acquisition LLC, $500,000 with simple interest on the unpaid principal from the date of the note at the rate of eight percent (8%) per annum.  Landbank Acquisition LLC was related to the Company through common major shareholders. The Note was due on demand.

 On October 19, 2009, we entered into a Revolving Promissory Note (the “Revolving Note”) with Landbank.   Under the terms of the Revolving Note, Landbank agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until October 19, 2010.  All advances shall be paid on or before October 19, 2010 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of eight percent (8%) per annum, compounded annually.  The Company’s obligations under the Revolving Note will accelerate upon a bankruptcy event of the Company, any default by the Company of its payment obligations under the Revolving Note or the breach by the Company of any provision of any material agreement between the Company and the noteholder.  At December 31, 2008 and 2009, $356,518 and $149,620 was deemed outstanding under the Revolving Note, respectively.

In connection with the Sale, the Note was assigned to Woodman and Europa in equal parts. The Revolving Note was cancelled, and new notes (the “Replacement Notes”) were issued by the Company to Woodman and Europa on October 19, 2009. The Replacement Notes contain identical terms and conditions to the Note, except that each Replacement Note provides that the noteholder will advance up to $250,000.  As of the date of the Replacement Notes, $168,259 was deemed outstanding under each Replacement Note.

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

We recorded an interest expense of $55,102 and $45,707 for the years ended December 31, 2009 and 2008, respectively. On October 19, 2009, the accrued interested owed to the related parties was included in the amount of the Revolving Note.  The accrued interest at December 31, 2009 and 2008 amounted to $13,704 and $45,707, respectively, was included as part of amount due to related party.

NOTE 3 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $2,642,244 as of December 31, 2009. Our total liabilities exceeded its total assets by $878,926 as of December 31, 2009. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital, obtain financing and succeed in seeking out suitable candidates for a business combination with a private company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Furthermore, the principal shareholders, Woodman and Europa have demonstrated their ability and willingness to lend working capital to us and committed to doing so into the future. To the extent it is unwilling to provide working capital, we will not be able to continue.

NOTE 4 – Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through February 4, 2010, the date the financial statements were issued.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A(T).  Controls and Procedures.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

(c) Changes in Internal Control over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

           None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Landbank has a two person Board of Directors, none of whom are employees or affiliates of the Company. In addition, the Company has formed an Audit Committee, effective July 12, 2006, comprised of Gary Freeman and Lee Mendelson, the two non-affiliate directors of the Company. Mr. Freeman serves as the audit committee financial expert for the Committee.

Name	Age	Position Held and Tenure
Gary Freeman	42	Director since July 2007

Lee Mendelson	38	Director since July 2007

Eric Stoppenhagen	36	President, Secretary and Chief Financial Officer since September 2007

Biographical Information

Gary Freeman, Director. Mr. Freeman has served as a director of the Company since July 2007. Mr. Freeman is currently a Partner in Beach, Freeman, Lim & Cleland’s Audit and Accounting services division. In conjunction with various consulting engagements, Mr. Freeman has assumed interim senior level management roles at numerous public and private companies during his career, including Co-President and Chief Financial Officer of Trestle Holdings, Inc., Chief Financial Officer of Silvergraph International and Chief Financial Officer of Galorath Incorporated. Mr. Freeman served as a member of the Board of Directors of Blue Holdings and Trestle Holdings, and GVI Security Solutions. Mr. Freeman’s previous experience includes ten years with BDO Seidman, LLP, including two years as an Audit Partner.

Lee Mendleson, Director. Mr. Mendelson has served as a director of the Company since July 2007. Mr. Mendelson is the Founder and Managing Attorney of Mendelson Law Group where his practice is focused on representing creditors in retail and commercial litigation.  Mr. Mendelson is active in several commercial law associations and publications.

Eric Stoppenhagen. Mr. Stoppenhagen, through his consulting company, Venor, Inc., provides financial and management services to small to medium-sized companies that either are public or desire to become public. He provides temporary CFO services to these companies, which includes as transaction advice, preparation of security filings and advice regarding compliance with corporate governance requirements. Mr. Stoppenhagen has more than ten years of financial experience having served in an executive capacity for several public and private companies; including as Vice President of Finance  and subsequently Interim President of Trestle Holdings, Inc. from 2003 to 2009; Interim President of WoozyFly, Inc. from 2009 to 2010; Interim President of Trist Holdings, Inc. from 2007 to 2010; CFO and Director of AuraSource, Inc. from 2008 to 2010; CFO of GetFugu, Inc. in 2009; and, CFO of Jardinier Corp. from 2007 to 2008. Mr. Stoppenhagen is a Certified Public Accountant and holds a Juris Doctorate and Masters of Business Administration both from George Washington University. Additionally, he holds a Bachelor of Science in Finance and a Bachelor of Science in Accounting both from Indiana University.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2009, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

Director Independence

Our board of directors currently consists of two members: Gary Freeman and Lee Mendelson.

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

Item 11.  Executive Compensation

The following table and related footnotes show the compensation paid during the fiscal years ended December 31, 2009 and 2008, to the Company's named executive officers:

Summary Compensation Table
					All Other
Name and Principal	Year	Salary	Bonus	Option Awards	Compensation	Total
Position		($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(f)	(i)	(j)

Eric Stoppenhagen (3)	2009	$48,000	--	--	--	$48,000
President, Secretary and Chief Financial Officer	2008	$48,000	--	--	--	$48,000

(1)          Joined the Company in September 2007. Represents consulting fees paid to Mr. Stoppenhagen’s company, Venor, Inc.

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

Outstanding equity awards at fiscal year-end

None.

Compensation of Directors

DIRECTOR COMPENSATION FY 2009
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
All Directors	$5,625	-	-	-	-	-	$5,625

We currently pay our directors $7,500 per year, $1,875 payable on the first business day of each fiscal quarter for service on the board of directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 4, 2010 by (i) each person who "beneficially" owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified above, and (iii) all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Common	Woodman Management Corporation (3) PO BOX 4198, Newport Beach, CA 92661	39,655,628	44.43%
Common	Europa International, Inc. (3) PO BOX 4198, Newport Beach, CA 92661	39,655,628	44.43
Common	Directors and Executive Officers as a Group (3 persons) (4)	*	*
*	Less than 1%.
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

(2)	Percentages are based on 89,239,920 shares of common stock issued and outstanding as of December 31, 2009.

(3)
On October 19, 2009, pursuant to a Share Purchase Agreement of the same date between LALLC, the Company’s former majority stockholder, and Woodman and Europa, LALLC sold to Woodman and Europa an aggregate of 79,311,256 shares of Company common stock as well as all notes and liabilities due LALLC from the Company in exchange for aggregate cash consideration equal to $165,000.  This resulted in a change in control of the Company whereby each Purchaser acquired 39,655,628 shares of Company common stock, which shares represent, 44.43% individually, or 88.9% in the aggregate, of the Company’s outstanding common stock.  Each Purchaser also became a party to the Company’s Registration Rights Agreement dated December 31, 2007 between the Company and LALLC.

(4)	Messrs, Freeman, Mendelson, and Stoppenhagen have no beneficial ownership in the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Changes in Control Arrangements

There existed no change in control arrangements at December 31, 2009.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

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

Item 14.  Principal Accountant Fees and Services

Independent Public Accountants

On May 13, 2009, the Company dismissed Kabani & Company, Inc. (“Kabani”) as its principal independent accountant.  Kabani report on the Company’s financial statements for the year ended December 31, 2008 did not contain an adverse opinion or disclaimer of opinion except that the audit reports for the fiscal years ended December 31, 2007 and 2008, contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The Board of Directors approved the decision to dismiss Kabani as the Company’s principal independent accountant. During the Company’s two most recent fiscal years and through the date of Kabani dismissal, there were no disagreements with Kabani on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Kabani, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

On May 13, 2009 the Company retained Anton & Chia, LLP to serve as the Company’s principal independent accountant. No consultations occurred between the Registrant and Anton & Chia, LLP during the two most recent fiscal years and through May 13, 2009 regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on the Registrant’s financial statements, or other information provided that was an important factor considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue, or (ii) any matter that was the subject of disagreement or a reportable event requiring disclosure under Item 304(a)(1)(iv) or (a)(1)(v) of Regulation S-K.

Audit Fees

The aggregate fees billed by Anton & Chia, LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings were $6,000 for the fiscal year ended December 31, 2009.

The aggregate fees billed by Kabani & Company, Inc. for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings were $10,000 for the fiscal year ended December 31, 2009 and $43,000 for the fiscal year ended December 31, 2008.

Audit-Related Fees

None

Tax Fees

During fiscal year 2008, the Company recorded accounting/professional fees totaling $840 that were billed to the Company by Gaytan, Baumblatt, & Leevan, LLP (“GBL”), which is owned by Ray Gaytan, a former director of the Company. These fees included tax advice and the preparation of the Company’s annual tax returns. Anton & Chia, LLP and Kabani & Company, Inc. have not provided any tax related services to the Company.

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

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following financial statements of Trist Holdings, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of December 31, 2009 and 2008.

Statements of Operations for the year ended December 31, 2009 and 2008.

Statements of Stockholders’ Deficit for the years ended December 31, 2009 and 2008.

Statements of Cash Flows for the years ended December 31, 2009 and 2008.

Notes to Financial Statements.

2.	Financial Statement Schedule(s):

 All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

EXHIBIT NUMBER	DESCRIPTION

2.1	Stock Purchase Agreement dated January 23, 2006 between iStorage Networks, Inc. and Landbank, LLC. (1)
2.2	Stock Purchase Agreement dated January 23, 2006 between M. Thomas Makmann and iStorage Networks, Inc. (1)
2.3	Securities Exchange Agreement dated November 1, 2007 between Landbank Group, Inc., Landbank Acquisition LLC and Family Products LLC. (2)
3.1	Certificate of Incorporation of the Company, formerly Camryn Information Services, Inc., dated May 13, 1997. (1)
3.2	Certificate of Renewal and Revival of Charter dated October 29, 2004. (1)
3.3	Certificate of Amendment to the Certificate of Incorporation to change name to iStorage Networks, Inc., dated November 8, 2004. (1)
3.4	Certificate of Amendment to the Certificate of Incorporation to change name to Landbank Group, Inc., dated January 27, 2006. (1)
3.5	Certificate of Amendment to the Certificate of Incorporation, dated June 29, 2006, reflecting the reverse split of the Company’s common stock. (1)
3.6	Certificate of Amendment to the Certificate of Incorporation, dated December 31, 2007.
3.7	Amended and Restated By-Laws of the Company adopted November 2, 2006. (1)
3.8	Amendment to Amended and Restated By-Laws of the Company adopted November 2, 2006. (3)
10.1	2006 Stock Incentive Plan (1)
10.2	Form of Stock Option Agreement under 2006 Stock Incentive Plan. (1)
10.3	Consulting, Confidentiality and Proprietary Rights Agreement between Landbank Group, Inc. and Venor, Inc., dated September 27, 2007 (4)
10.4	Form of Option Termination Agreement. (4)
10.5	Letter of Termination, dated September 12, 2007, between Landbank Group, Inc. and Aziz Munir and Ray Dirks (4)

10.6	Letter of Termination, dated September 12, 2007, between Landbank Group, Inc. and Investment Capital Researchers, Inc. (4)
10.7	Form of Demand Promissory Note issued by Landbank, LLC. (4)
10.8	Form of Assignment of Promissory Note, agreed to by Landbank, LLC. (4)
10.9	Revolving Promissory Note dated October 19, 2009 by and among Trist Holdings, Inc. and Landbank, LLC. (5)
10.10	Revolving Promissory Note dated October 19, 2009 by and among Trist Holdings, Inc. and Woodman Management Corporation. (5)
10.11	Revolving Promissory Note dated October 19, 2009 by and among Trist Holdings, Inc. and Europa International, Inc. (5)
10.12	Demand Note dated October 19, 2009 by and among Trist Holdings, Inc. and Woodman Management Corporation. (5)
10.13	Demand Note dated October 19, 2009 by and among Trist Holdings, Inc. and Europa International, Inc. (5)
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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
(2)           Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 7, 2007.
(3)           Incorporated by reference to Exhibit 3.2 of Registrant’s Current Report Form 8-K filed on November 21, 2007.
(4)           Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.
(5)           Incorporated by reference to Exhibits of Registrant’s Current Report Form 8-K filed on October 23, 2009.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trist Holdings, Inc.

Date: February 4, 2010	By:
/s/   ERIC STOPPENHAGEN
-----------------------------------------------------------
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

SIGNATURE	TITLE	DATE

/s/ ERIC STOPPENHAGEN	President and Secretary	February 4, 2010
Eric Stoppenhagen	(Principal Executive Officer)

/s/ ERIC STOPPENHAGEN	Chief Financial Officer	February 4, 2010
Eric Stoppenhagen	(Principal Financial Officer)

/s/ GARY FREEMAN	Director	February 4, 2010
Gary Freeman

/s/ LEE MENDELSON	Director	February 4, 2010
Lee Mendelson