Form 10-Q
period 2010-03-31
Trist Holdings, Inc.
filed 2010-05-07
CIK 1377053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2010

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

Large Accelerated Filer    Accelerated Filer    Non-accelerated Filer    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No 

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2010
Common Stock, $.0001 par value	89,239,920

TRIST HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

TRIST HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$4,216	$7,025

TOTAL CURRENT ASSETS	$4,216	$7,025

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$79,985	$15,279
Note payable – related party	500,000	500,000
Revolving note payable – related party	386,518	365,518
Accrued interest – related party	31,123	13,704
TOTAL CURRENT LIABILITIES	997,626	885,951

STOCKHOLDERS' DEFICIT:
Common stock, $.0001 par value, 2,000,000,000 shares authorized, 89,239,920 issued and outstanding at March 31, 2010 and December 31, 2009	8,924	8,924
Additional paid in capital	1,754,394	1,754,394
Accumulated deficit	(2,756,728)	(2,642,244)
Total stockholders' deficit	(993,410)	(878,926)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,216	$7,025

Trist Holdings, Inc.
Condensed Statements of Operations
(Unaudited)

	Three months ended March 31,
	2010	2009

Revenue, net	$-	$-

Operating expenses:
Selling, general and administrative expenses	96,015	55,792
Total operating expenses	96,015	55,792

Loss from operations	(96,015)	(55,792)

Other expenses:
Interest expense	(17,398)	(12,328)

Net loss before income taxes	(113,414)	(68,120)

Provision for income taxes	-	-
Net loss	$(113,414)	$(68,120)

Basic and diluted loss per share	$(0.0012)	$(0.0008)

Basic and diluted weighted average shares outstanding	89,239,920	89,239,920

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these condensed financial statements.

Trist Holdings, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from Operating Activities:
Net loss	$(113,414)	$(68,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses and other assets	-	(3,429)
Accounts payable	63,187	-
Accrued interest – related party	17,418	-
Due to related party	-	12,328
Net cash used in operating activities	(32,809)	(59,221)

Cash flows from Financing Activities
Net proceeds from borrowings on notes payable	30,000	59,221
Net cash provided by financing activities	30,000	59,221

Net change in cash	(2,809)	-

Cash - beginning balance	7,025	5,000

Cash - ending balance	$4,216	$5,000

The accompanying notes are an integral part of these condensed financial statements.

TRIST HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.    Nature of business and significant accounting policies

We were incorporated in the State of Delaware as Camryn Information Services, Inc. on May 13, 1997. We operated for a brief period of time before we ceased operations on February 25, 1999 when we forfeited our charter for failure to designate a registered agent. We remained dormant until 2004 when we renewed our operations with the filing of a Certificate of Renewal and Revival of Charter with the State of Delaware on October 29, 2004. On November 3, 2004, we filed a Certificate of Amendment and our name was formally changed from Camryn Information Services, Inc. to iStorage Networks, Inc. Such change became effective on November 8, 2004.  On January 26, 2006, iStorage issued 8,200,000 shares of restricted stock (post-split) in exchange for all of the assets and liabilities of LLC. iStorage changed its name to Landbank Group, Inc. on January 27, 2006.   LLC made bulk acquisitions of parcels of land, primarily through the real property tax lien foreclosure process. The bulk acquisitions were then divided into smaller parcels for resale. On December 31, 2007, we transferred LLC to LALLC, ceased business operations, and changed our name to Trist Holdings, Inc.

On October 19, 2009, pursuant to a Share Purchase Agreement of the same date between LALLC, the Company’s former majority stockholder, and Woodman Management Corporation and Europa International, Inc., LALLC sold to Woodman and Europa an aggregate of 79,311,256 shares of Company common stock as well as all notes and liabilities due LALLC from the Company in exchange for aggregate cash consideration equal to $165,000.

The sale resulted in a change in control of the Company whereby each purchaser acquired 39,655,628 shares of Company common stock, which shares represent, 44.43% individually, or 88.9% in the aggregate, of the Company’s outstanding common stock.  Each purchaser also became a party to the Company’s Registration Rights Agreement dated December 31, 2007 between the Company and LALLC.

Basis of Presentation — The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information required by GAAP for complete annual financial statement presentation.

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying condensed consolidated financial statements.  Operating results for the three-months ended March 31, 2010, are not necessarily indicative of the results to be expected for other interim periods or for the full year then ended December 31, 2010.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities Exchange Commission.

Going Concern — Since inception, the Company and its former subsidiary have a cumulative net loss of $2,756, 839.  Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations.  The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company.  The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties.  It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

On March 26, 2010, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Z&Z Merger Corporation, a Delaware corporation and wholly-owned subsidiary of Trist (“MergerCo”), and Z&Z Medical Holdings, Inc., a Delaware corporation (“Z&Z”). Subject to the closing of the Merger, it is intended that Trist will issue, pursuant to a proposed Securities Purchase Agreement to be entered into immediately following the closing of the Merger, 2.5% Senior Secured Convertible Notes, having a total principal amount of $1,500,000 (the “Notes”), to W-Net Fund I, L.P., Europa and MKM Opportunity Master Fund (the “Capital Raise Transaction”), to obtain necessary operating capital to implement Z&Z’s business plan. The Notes will pay 2.5% interest per annum with a maturity of 4 years after the closing of the Capital Raise Transaction.  No cash interest payments will be required, except that accrued and unconverted interest shall be due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted.  Whereas this transaction will provide funding for the Company, we expect there to be increased expenses as such we will need to obtain more funding.

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

Cash and Cash Equivalents — The Company considers investments with original maturities of 90 days or less to be cash equivalents. At March 31, 2010 and 2009, the Company had  no cash equivalents, respectively.

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

Fair value of Financial Instruments -

The carrying amounts of the Company’s  financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

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

NOTE 2 - Note Payable - Related Party and Revolving Note Payable – Related Party

On December 31, 2007, we executed a Demand Promissory Note (the “Demand Note”) payable to Landbank Acquisition LLC, in the principal amount of $500,000 with simple interest on the unpaid principal from the date of the note at the rate of eight percent (8%) per annum.  Landbank Acquisition LLC was related to the Company through common major shareholders. The Note was due on demand.

On October 19, 2009, we entered into a Revolving Promissory Note (the “Revolving Note”) with Landbank.   Under the terms of the Revolving Note, Landbank agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until October 19, 2010.  All advances shall be paid on or before October 19, 2010 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of eight percent (8%) per annum, compounded annually.  The Company’s obligations under the Revolving Note will accelerate upon a bankruptcy event of the Company, any default by the Company of its payment obligations under the Revolving Note or the breach by the Company of any provision of any material agreement between the Company and the noteholder.  At March 31, 2010, $386,518 was outstanding under the Revolving Note.

In connection with the Share Purchase Agreement dated October 19, 2009 date between LALLC, Woodman and Europa, the Note was assigned to Woodman and Europa in equal parts. The Revolving Note was cancelled, and new notes (the “Replacement Notes”) were issued by the Company to Woodman and Europa on October 19, 2009. The Replacement Notes contain identical terms and conditions to the Note, except that each Replacement Note provides that the noteholder will advance up to $250,000.  As of the date of the Replacement Notes, $168,259 was deemed outstanding under each Replacement Note.

As part of the transactions consummated under the Share Purchase Agreement dated October 19, 2009 date between LALLC, Woodman and Europa, the purchasers also acquired the Replacement Notes (as described above) and the Demand Note in the principal amount of $500,000 dated December 31, 2007.  The Demand Note was cancelled and new notes (the “Replacement Demand Notes”) were issued by the Company to the Purchasers.  The Replacement Demand Notes contain identical terms and conditions to the Demand Note, except that each Replacement Demand Note was issued in the principal amount of $250,000.

We recorded an interest expense of $17,398 for the quarter ended March 31, 2010.  On October 19, 2009, the accrued interested owed to the related parties was included in the amount of the Revolving Note.  The accrued interest at March 31, 2010 amounting to $31,183, was included as part of amount due to related party.

NOTE 3 – Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 8, 2010, the date the financial statements were issued.

On March 26, 2010, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Z&Z Merger Corporation, a Delaware corporation and wholly-owned subsidiary of Trist (“MergerCo”), and Z&Z Medical Holdings, Inc., a Delaware corporation (“Z&Z”).

Under the Merger Agreement, if all conditions are satisfied or waived: (a) MergerCo will be merged with and into Z&Z; (b) Z&Z will become a wholly-owned subsidiary of Trist; (c) all holdings of Z&Z shares, warrants and options will be exchanged (or assumed, in the case of warrants and options) for comparable securities of Trist; and (d) approximately 98% of the beneficial ownership of Trist shares (on a fully-diluted basis) will be owned by Z&Z stockholders, warrant holders and option holders (the “Merger”).  Upon consummation of the Merger, the combined entity will be solely engaged in Z&Z’s business, Z&Z’s officers will become the officers of Trist and three of Z&Z’s directors will become members of Trist’s 7-member board of directors (which will have two vacancies following the Merger).

ITEM 2 –  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009, and the unaudited condensed interim consolidated financial statements and notes thereto included in this Quarterly Report.

References to “Trist” the “Company,” “we,” “our” and “us” refer to Trist Holdings, Inc. and its wholly owned and majority-owned subsidiaries, unless the context otherwise specifically defines.

Overview

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the three months ended March 31, 2010 and 2009, which have been prepared in accordance with GAAP.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may materially differ from our estimates.

Results of Operations

For the three-months ended March 31, 2010.

Selling, General and Administrative Expenses

Operating expenses were $96,015 and $55,792 for the quarters ended March 31, 2010 and 2009, respectively.  The increase in operating expenses was primarily due to increased legal fees.

Interest Expense

Interest expenses were $17,398 and $12,328 for the quarters ended March 31, 2010 and 2009, respectively, an increase of $5,070. The increase is due from increases in debt.

Liquidity and Capital Resources

Net cash used in operating activities was $32,809 and $59,221 in the three months ended March 31, 2010 and 2009, respectively.

Net cash provided by financing activities was $30,000 and $59,221 in the three months ended March 31, 2010 and 2009, respectively.

We suffered recurring losses from operations and have an accumulated deficit of $2,756,728 at March 31, 2010.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, Woodman and Europa have indicated their willingness to loan us funds at the prevailing market rate until such business combination is consummated.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1A - Risk Factors.

In addition to the other risk factors and information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

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

TRIST HOLDINGS, INC.

Date: May 8, 2010	/s/ Eric Stoppenhagen
Name: Eric Stoppenhagen
Title: Interim President