Form 10-Q
period 2010-06-30
AtheroNova Inc.
filed 2010-08-23
CIK 1377053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 000-52315

AtheroNova Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1915083 (I.R.S. Employer Identification No.)

2301 Dupont Drive, Suite 525, Irvine, CA 92612
(Address of principal executive offices and zip code)

(949) 476-1100
(Registrant’s telephone number, including area code)

Trist Holdings, Inc.
P.O. Box 4198
Newport Beach, CA 92661
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File  required to be submitted and posted to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 23, 2010 there were 22,687,553 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Condensed Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	3

	Condensed Consolidated Statements of Operations (Unaudited) for the three month periods ended June 30, 2010 and 2009 and six month periods ended June 30, 2010 and 2009, and for the period from December 13, 2006 (Inception) through June 30, 2010	4

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited) for the period from December 13, 2006 (Inception) through June 30, 2010	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six month periods ended June 30, 2010 and 2009 and for the period from December 13, 2006 (Inception) through June 30, 2010	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	24

Item 4.	Controls and Procedures	24

PART II	OTHER INFORMATION

Item 6.	Exhibits	25

Part I – Financial Information

Item 1. Financial Statements

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current Assets
Cash	$900,353	$28,047
Other Current Assets	29,489	--
Total Current Assets	$929,842	$28,047
Equipment, net	5,122	--
Intellectual property rights	572,867	572,867
Deferred loan costs, net	101,539	--
Total Assets	$1,609,370	$600,914
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$210,600	$211,859
Note payable – related party, current	--	200,000
Interest payable	5,000	--
Derivative Liability	3,542,348	--
Total Current Liabilities	$3,757,948	$411,859
Long-term liabilities:
2.5% Senior secured convertible notes, net of discount	31,250	--
Stockholders’ Equity (Deficit):
Common stock $0.0001 par value, 100,000,000 shares authorized, 22,687,553 and 9,218,050 outstanding at June 30, 2010 and December 31, 2009, respectively(*)	$2,268	$921
Additional paid in capital(*)	1,302,654	574,079
Deficit accumulated during the development stage	(3,484,750)	(385,945)
Total stockholders' equity (deficit)	(2,179,828)	189,055
Total Liabilities and Stockholders’ Equity (Deficit)	$1,609,370	$600,914

(*)  The December 31, 2009 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
For the three month periods ended June 30, 2010 and 2009 and six month period ended June 30, 2010 and 2009,
And for the period from December 13, 2006 (Inception) through June 30, 2010

	Three months ended June 30,		Six months ended June 30,		Cumulative From
	2010	2009	2010	2009	Inception

Revenue, net	$--	$--	$--	$--	$--

Operating expenses:
Research and development	$50,450	$--	$110,450	$--	$200,600
General and administrative expenses	935,834	4,270	908,467	7,433	1,205,952
Total operating expenses	$986,284	$4,270	$1,018,917	$7,433	$1,406,552

Loss from operations	(986,284)	(4,270)	(1,018,917)	(7,433)	(1,406,552)

Other income / expenses:
Other income	(463)	(18)	(469)	(126)	(2,159)
Interest expense	36,250	--	36,250	--	36,250
Change in fair value of derivative liabilities	2,042,348	--	2,042,348	--	2,042,348

Net loss before income taxes	$(3,064,419)	$(4,252)	$(3,097,046)	$(7,307)	$(3,482,991)

Provision for income taxes	800	--	1,759	--	1,759
Net loss	$(3,065,219)	$(4,252)	$(3,098,805)	$(7,307)	$(3,484,750)

Basic and diluted loss per share*	$(0.17)	$(0.00)	$(0.22)	$(0.00)

Basic and diluted weighted average shares outstanding*(1)	18,411,635	9,018,050	13,974,842	9,018,050

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 2.

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)
For the period from December 13, 2006 (Inception) through June 30, 2010

Description	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
Balance Inception – December 13, 2006	--	$--	$--	$--	$--
Balance – December 31, 2006	--	--	--	--	--
Issuance of Common Stock to Founders	8,468,050	847	199,153	--	200,000
Net loss	--	--	--	(200,000)	(200,000)
Balance – December 31, 2007	8,468,050	847	199,153	(200,000)	--
Issuance of Common Stock for Cash	450,000	45	224,955	--	225,000
Net loss	--	--	--	(173,622)	(173,622)
Balance – December 31, 2008	8,918,050	$892	$424,108	$(373,622)	$51,378
Issuance of Common Stock for Cash	300,000	30	149,970	--	150,000
Net Loss	--	--	--	(12,323)	(12,323)
Balance – December 31, 2009	9,218,050	$922	$574,078	$(385,945)	$189,055
Issuance of common stock for cash	450,000	45	224,955	--	225,000
Issuance of common stock in payment of accounts payable	200,000	20	99,980	--	100,000
Warrants issued for consulting	--	--	716,727	--	716,727
Share-based compensation	--	--	10,208	--	10,208
Shares issued in reverse merger	12,819,503	1,281	(323,294)	--	(322,013)
Net loss	--	--	--	(3,098,805)	(3,098,805)

Balance – June 30, 2010	22,687,553	$2,268	$1,302,654	$(3,484,750)	$(2,179,828)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
For the six month periods ended June 30, 2010 and 2009
And for the period from December 13, 2006 (Inception) through June 30, 2010

	Six months ended June 30,		Cumulative From
	2010	2009	Inception
Operating Activities:
Net loss	$(3,098,805)	$(7,307)	$(3,484,750)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt discount	31,250	--	31,250
Depreciation & amortization	4,740	--	4,740
Stock based compensation	826,935	--	826,935
Net derivative liability	2,042,348	--	2,042,348
Changes in operating assets and liabilities:
Accounts payable	(323,272)	20,959	(111,412)
Accrued expenses	(201,560)	--	(201,560)
Interest payable	5,000	--	5,000
Other current assets	(29,489)	--	(29,489)
Net cash provided by (used in) operating activities	$(742,853)	$13,652	$(916,938)
Investing Activities
Purchase of equipment	(5,442)	--	(5,442)
Investment in intellectual property	--	(65,959)	(372,868)
Net cash used in investing activities	(5,442)	(65,959)	(378,310)
Financing Activities
Proceeds from issuance of common stock	225,000	--	800,000
Cash received from reverse merger	1,560	--	1,560
Proceeds from sale of 2.5% senior secured convertible notes, net	1,394,041	--	1,394,041
Net cash provided by financing activities	$1,620,601	$--	$2,195,601
Net change in cash	872,306	(52,307)	900,353
Cash - beginning balance	28,047	91,370	--
Cash - ending balance	$900,353	$39,063	$900,353
Supplemental disclosure of cash flow information:
Income taxes	$1,759	$--	$1,759
Supplemental disclosure of non-cash investing and financing transactions:
Common stock issued to founders	$--	$--	$200,000
Notes payable to related parties issued in exchange for intellectual property	$(200,000)	$--	$--
Net liability assumed in reverse merger	$250,000	$--	$250,000
Derivative liability on warrants issued	$1,174,923	$--	$1,174,923
Net shares issued in merger	$1,282	$--	$1,282

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of AtheroNova Inc. and subsidiary (“AtheroNova,” “we,” “us, “our” and “our Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2010 or for any other interim period.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2009, which are included in the Company’s Report on Form 8-K for such year filed on May 20, 2010.  The condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited financial statements included in the Form 8-K for that year.

1.             ORGANIZATION

Z&Z Medical Holdings, Inc. (“Z&Z Nevada”) was incorporated under the laws of the State of Nevada on December 13, 2006 (Inception).  Z&Z Nevada had its headquarters located in Laguna Niguel, California.  On November 30, 2009, a separate corporation named Z&Z Medical Holdings, Inc. (“Z&Z Delaware”) was incorporated under the laws of the State of Delaware and on March 3, 2010 Z&Z Nevada was merged into Z&Z Delaware.  On May 13, 2010, pursuant to an Agreement and Plan of Merger dated March 26, 2010, (i) our subsidiary, Z&Z Merger Corporation, merged with and into Z&Z Delaware and the surviving subsidiary corporation changed its name to AtheroNova Operations, Inc. (“AtheroNova Operations”), (ii) we assumed all the outstanding options and warrants of Z&Z Delaware and (iii) we completed a Capital Raise Transaction in which we sold $1,500,000 in 2.5% Senior Secured Convertible Notes.  The former holders of AtheroNova Operations’ common stock became holders of approximately 98% of our outstanding common stock.  On May 21, 2010, holders of approximately 76.7% of the then outstanding shares of our Super-Voting Common Stock, approximately 90.7% of the then outstanding shares of common stock, and approximately 77.1% of the combined voting power of the then outstanding shares of our Super-Voting Common Stock and our common stock approved an amendment of our certificate of incorporation that (i) decreased the authorized number of shares of our common stock to 100,000,000, (ii) designated 10,000,000 shares of blank check preferred stock, and (iii) adopted a 1-for-200 reverse stock split.  The amendment to our certificate of incorporation became effective on June 23, 2010.  See further discussions in Note 2 below.

As a result of the merger AtheroNova is now engaged, through AtheroNova Operations, in development of pharmaceutical preparations and pharmaceutical intellectual property.  The Company will continue to be a development stage company for the foreseeable future.  The Company is currently in contractual discussions with 2 research sites for its second pre-clinical trial.

Immediately prior to the Merger, AtheroNova had 107,272,730 shares of its common stock issued and outstanding. In connection with the Merger, AtheroNova issued 88,575,048 shares of its Super-Voting Common stock in exchange for the issued and outstanding shares of common stock of AtheroNova Operations, and assumed AtheroNova Operations’ outstanding options and warrants which became exercisable to purchase an aggregate of up to 16,552,227 shares of AtheroNova Super-Voting Common Stock.  Upon the effectiveness of the 1-for-200 reverse stock split all shares of AtheroNova Super-Voting Common Stock were automatically converted on a 50-to-1 basis into AtheroNova common stock, resulting in the issuance of 22,143,763 shares of AtheroNova common stock to the former holders of AtheroNova Operation’s common stock, and the assumed options and warrants became exercisable to purchase an aggregate of up to 4,362,964 shares of AtheroNova common stock.  The Company also has reserved an additional 3,813,466 shares for future issuance under the 2010 Stock Incentive Plan.

ATHERONOVA INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.             BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements.  Such financial statements and accompanying notes are the representation of the Company’s management, who is responsible for their integrity and objectivity.

Reverse Merger Accounting

Since former holders of AtheroNova Operation’s common stock owned, after the Merger, approximately 98% of AtheroNova’s shares of common stock, and as a result of certain other factors, including that all members of the Company’s executive management are members of AtheroNova Operation’s management, AtheroNova Operations is deemed to be the acquiring company for accounting purposes and the merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”).  These condensed consolidated financial statements reflect the historical results of AtheroNova Operations prior to the merger and that of the combined company following the merger, and do not include the historical financial results of AtheroNova prior to the completion of the merger.  Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the merger and subsequent 1-for-200 reverse stock split effected on June 23, 2010.  In conjunction with the Merger, the Company received cash of $1,560 and assumed net liabilities of $250,000.

On March 26, 2010, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Z&Z Medical Holdings, Inc., a Delaware corporation ("Z&Z") and Z&Z Merger Corporation., a Delaware corporation and wholly-owned subsidiary of the Company (the "Merger Sub").  The closing (the “Closing”) of the transaction contemplated by the Merger Agreement (the “Merger”) occurred on May 13, 2010.  At the closing, (i) Merger Sub was merged with and into Z&Z, whose name was concurrently changed to AtheroNova Operations Inc. (“AtheroNova Operations”); (ii) Z&Z, as AtheroNova Operations, became our wholly-owned subsidiary;(iii) all of AtheroNova Operations shares, warrants and options outstanding prior to the merger were exchanged (or assumed, in the case of warrants and options) for comparable securities of our company, and (iv) approximately 98% of our fully-diluted shares (excluding shares issuable in the capital raise transaction (as defined below)) were owned by AtheroNova Operations former stockholders, warrant holders and option holders.  At the Closing, we issued to AtheroNova Operations’ former stockholders, in exchange for the 9,837,050 shares of AtheroNova Operations’ common stock outstanding prior to the Merger, 88,575,048 shares of our Super-Voting Common Stock, par value $0.0001 per share(the Super-Voting Common Stock”), which, as a result of the approval by the holders of a substantial majority of our stock entitled to vote and the approval by our board of directors on May 21, 2010, of amendments to our certificate of incorporation, as amended, that (i) decreased our authorized number of shares of our common stock to 100,000,000, (ii) designated 10,000,000 shares of blank check preferred stock, and (iii) adopted a 1-for-200 reverse stock split, on June 23,2010 converting to 22,143,771 shares of our common stock.  Immediately prior to the merger, we were a public shell company with nominal assets.  As a result of the merger we are solely engaged in AtheroNova Operations’ business, AtheroNova Operations’ officers became our officers and three AtheroNova Operations’ directors became members of our seven-member boards of directors (which currently has two vacancies).

The Merger was accounted for as a reverse merger (recapitalization) with AtheroNova Operations deemed to be the accounting acquirer, and our company deemed to be the legal acquirer.  All financial information in this document is that of our company and AtheroNova Operations.

ATHERONOVA INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 13, 2010, we also entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with W-Net Fund I, L.P. (“W-Net”), Europa International, Inc. (“Europa”), and MKM Opportunity Master Fund, Ltd. (“MKM” and together with W-Net and Europa, the “Purchasers”), pursuant to which the Purchasers, on May 13, 2010, purchased from us (i) 2.5% Senior Secured Convertible Notes (the “Notes”) for a cash purchase price of $1,500,000, and (ii) Common Stock Purchase Warrants pursuant to which the Purchasers may purchase up to 1,908,798 shares of our common stock at an exercise price of approximately $0.39 per share (the “Warrants”) (the “Capital Raise Transaction”).  The Notes, including accrued interest through their maturity, are convertible into 4,199,358 shares of our common stock at a conversion price of approximately $0.39 per share.

Condensed ConsolidatedFinancial Statements

The accompanying unaudited condensed consolidated financial statements primarily reflect the financial position, results of operations and cash flows of AtheroNova Operations (as discussed above).  The accompanying unaudited condensed consolidated financial statements of AtheroNova Operations have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“Commission”).  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six  months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or for any other period.  Amounts related to disclosures of December 31, 2009 and balances within those interim condensed consolidated financial statements were derived from the audited 2009 consolidated financial statements and notes thereto filed as Exhibit 99.2 to the Current Report on Form 8-K (File No. 000-52315) filed with the Commission on May 20, 2010.

Use of Estimates

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for AtheroNova Operations included in AtheroNova’s Current Report on Form 8K (File No. 000-52315) filed with the Commission on May 20, 2010.  In preparing these condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant estimates and assumptions included in the Company’s condensed consolidated financial statements relate to the valuation of long-lived assets, accrued other liabilities, and valuation assumptions related to share based payments and derivative liability.

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has working capital of $714,242 excluding the derivative liability of $3,542,348, an accumulated deficit of $3,484,750 at June 30, 2010, recurring losses from operations and cash flow used in operating activities of $742,853 for the six months ended June 30, 2010.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management expects that the current funds on hand will be sufficient to continue operations through the second quarter of 2011.  There are current plans to seek additional funds through a series of meetings and conferences organized to attract additional investment in the Company via private placement stock sales.  There can be no assurances that sufficient funding, if any at all, will be raised by these meetings or the cost of such investments will be reasonable.

ATHERONOVA INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In light of the foregoing, management will also seek funding through grants and other such funds available from private and public sources established to further research in health care and advancement of science.  One such source, related to the Healthcare Reform Bill passed in 2010, allows a cash grant of 50% of all 2009 and 2010 spending on research by small companies in the healthcare field.  Management has submitted the necessary application for a cash grant of approximately $75,000.  Notification of the approval of the grant is expected in October 2010.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiary.  All significant intercompany transactions and balances have been eliminated in consolidation.

Research and Development Costs

Costs incurred for research and development are expensed as incurred.  Purchased materials that do not have an alternative future use are also expensed.  For the three months ended June 30, 2010 and 2009, research and development costs incurred were $50,450 and $0, respectively.

Income Taxes

In June 2006, GAAP issued Interpretation on  Accounting for Uncertainty in Income Taxes which  establishes a single model to address accounting for uncertain tax positions and  clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Also, it provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted the provisions of this guidance.  Upon adoption, the Company recognized no adjustment in the amount of unrecognized tax benefits.

Basic and Diluted Loss per Share

In accordance with US GAAP, the Company calculates basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented.

We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods.  Potentially dilutive common stock equivalents would include the common stock issuable upon the exercise of warrants, stock options and convertible debt.  As of June 30, 2010 and 2009, all potentially dilutive common stock equivalents amount to 6,046,853 and 650,000 respectively. These amounts do not include the 3,817,594 shares issuable upon the conversion of the Convertible Notes issued by the Company on May 13, 2010 (see Note 6).

On June 23, 2010, we effectuated a reverse stock split of out outstanding common stock, with special treatment for certain of our stockholders to preserve round lot holders. The effect of the reverse stock split has been adjusted for in these condensed consolidated financial statements. We also decreased the number of authorized shares of common stock from 2,000,000,000 to 100,000,000 and authorized 10,000,000 shares of "blank check" preferred stock.

Revenue Recognition

As of June 30, 2010, the Company has not generated any revenues from the development of its products and is therefore still considered to be a development stage company.

ATHERONOVA INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

At June 30, 2010 and December 31, 2009, the fair values of cash and cash equivalents, and accounts payable approximate their carrying values. At June 30, 2010 the fair value of the Notes does not approximate its carrying value as a portion of the fair value is reflected as a component of derivative liability.

New Accounting Pronouncements

In January 2010, the FASB issued a new pronouncement, Improving Disclosures about Fair Value Measurements (ASU 2010-06).  This provision amends previous provisions that require reporting entities to make new disclosures about recurring and nonrecurring fair value measurements including the amounts of and reasons for significant transfers into and out of Level 1and Level 2 fair value measurements and separate disclosure of purchases, sales, issuances, and settlements in the reconciliation of Level 3 fair value measurements.  This pronouncement was effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for interim and annual periods beginning after December 15, 2010.  The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial condition.

In February 2010, the FASB issued new accounting guidance that amends the previous guidance to (1) eliminate the requirement for an SEC filer to disclose the date through which it has evaluated subsequent events, (2) clarify the period through which conduit bond obligors must evaluate subsequent events and (3) refine the scope of the disclosure requirements for reissued financial statements.  The Company adopted this new accounting guidance.  The adoption of this guidance did not have a material impact on our financial statements.

3.             SHARE-BASED COMPENSATION

The Company has a stockholder-approved stock incentive plan for employees, directors, officers and consultants. Effective with the adoption of the 2010 Stock OptionIncentive Plan, the Company adopted the share-based payment method for employee/director options and warrants.  This method of accounting for stock options eliminated the option to use the intrinsic value method and required the Company to expense the fair value of all employee options over the vesting period. Under this method, the Company recognized compensation cost for the quarter ended June 30, 2010 which includes period compensation cost related to share-based payments granted since adoption of the plan, based on the grant date fair value estimated in accordance with the new accounting methodology.  Since the Company has no outstanding share-based compensation outstanding for prior years, the Company has no need to address prior period results.

The Company recognizes compensation expense related to stock option grants over the vesting period. For the three month period ended June 30, 2010, the Company recognized share-based employee compensation cost of $10,208.  The Company did not capitalize any share-based compensation cost.

To compute compensation expense in 2010, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes model.  The Company based the expected volatility assumption on a volatility index of peer companies as the Company did not have sufficient market information to estimate the volatility of its own stock.   The expected term of options granted represents the period of time that options are expected to be outstanding.  The Company estimated the expected term of stock options by using the simplified method. The expected forfeiture rates are based on the historical employee forfeiture experiences.  To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards.  The Company has not declared a dividend on its common stock since its inception and has no intentions of declaring a dividend in the foreseeable future and therefore used a dividend yield of zero.

ATHERONOVA INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges in 2010:

	Three months ended June 30,
	2010	2009

Expected volatility	139%	--
Dividend yield	--	--
Expected term (in years)	4	--
Risk-free interest rate	2.20%	--

The Company has a stockholder-approved stock incentive plan for employees under which it has granted incentive stock options.  In May 2010, the Company established the 2010 Stock Incentive Plan (the “2010 Plan”), which provides for the granting of awards to officers, directors, employees and consultants to purchase or acquire up to 4,362,964 shares of the Company’s common stock.  The awards have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors and are issued at an exercise price determined by the Board of Directors.  Options issued under the 2010 Plan will have an exercise price equal to or greater than the fair market value of a share of the Company’s common stock at the date of grant.  The 2010 Plan expires on May 20, 2020 as to any further granting of options.  At June 30, 2010 there were no options granted under the 2010 Plan and there were options outstanding to purchase 549,498 shares granted outside any plan.  There were 4,362,964 shares reserved for future grants under the 2010 Plan.

A summary of the status of the Company’s stock options as of June 30, 2010 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	-	$-	-	-
Granted	549,498	$0.223	6.4167
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding at June 30, 2010	549,498	$0.223	6.4167	$262,110
Exercisable at June 30, 2010	-	$-	-	$-
Weighted-average fair value of options granted during the six month period ended June 30, 2010	$0.223

As of June 30, 2010, the total compensation cost related to nonvested option awards not yet recognized is $252,902.  The weighted average period over which it is expected to be recognized is approximately 3.4 years.

4.           WARRANTS

The Company also issued warrants to purchase shares of common stock of the Company.  Certain common stock warrants were assumed by the Company in connection with the Merger (See Note 1).  A fully-vested warrant to purchase 1,121,424 post-merger shares at $0.223 per share issued in the quarter by AtheroNova Operations and assumed by the Company was recorded as $716,727 of stock-based compensation expense in the three months ended June 30, 2010.  All pre-merger warrants were assumed with a cost equivalent cost of that of the warrant that had been issued by AtheroNova Operations. The assumed warrants also kept the same expiration date as the original warrant issued.

ATHERONOVA INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended June 30, 2010, we also issued warrants to purchase 1,908,797 shares of our common stock associated with the Capital Raise transaction consummated on May 13, 2010 (See Note 1).  These warrants have a 4 year term, are exercisable at any time, have a cashless exercise feature which allows the purchaser the option to determine a net number of shares that would be received based on the then current market price and have an automatic conversion clause upon maturity if not previously exercised. Additionally, these warrants were originally issued with an exercise price of $0.39 but the warrant agreement contains an anti-dilution which allows for certain adjustments to the exercise price in case of future issuance of stock below at a price below the original exercise price, see related accounting treatment under Footnote 7.

As of June 30, 2010 there are warrants to purchase 5,497,355 shares of our common stock outstanding with expiration dates ranging from February 2013 through September 2014 and exercise prices ranging from $0.22 to $0.39.  A summary of the status of our warrants as of June 30, 2010 and changes during the period then ended is presented below:

Shares underlying warrants issued:
Beginning balance at January 1, 2010	-
Shares granted or assumed	5,497,355
Ending balance at June 30, 2010	5,497,355

5.             2.5% SENIOR SECURED CONVERTIBLE NOTES PAYABLE

On May 13, 2010, we entered into a Securities Purchase Agreement with W-Net, Europa and MKM pursuant to which the Purchasers, purchased from us (i) 2.5% Senior Secured Convertible Notes for a cash purchase price of $1,500,000, and (ii) Common Stock Purchase Warrants pursuant to which the Purchasers may purchase up to 381,759,427 pre- Reverse Split (1,908,797 shares  post Reverse) of our common stock at an exercise price equal to approximately $0.00196539 per share ($0.39 on a post Reverse Split basis).  A portion of the proceeds from the Capital Raise Transaction were used to pay $250,000 owed by us to the two principal holders of our common stock, W-Net and Europa, and to reimburse them for legal and accounting fees and other expenses incurred by them and our company in connection with the Merger and the Capital Raise Transaction.  The net proceeds available to us for our operations were reduced by such payments.

The Notes pay 2.5% interest per annum with a maturity of 4 years after the closing of the Capital Raise Transaction.  No cash interest payments are required, except that accrued and unconverted interest shall be due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted.  If there is an uncured event of default (as defined in the Notes), the holder of each Note may declare the entire principal and accrued interest amount immediately due and payable.  Default interest will accrue after an event of default at an annual rate of 12%.  If there is an acceleration, a mandatory default amount equal to 120% of the unpaid Note principal plus accrued interest may be payable.

The Warrants may be exercised on a cashless basis under which a portion of the shares subject to the exercise are not issued in payment of the purchase price, based on the then fair market value of the shares.

On May 13, 2010, we also entered into a Security Agreement and an Intellectual Property Security Agreement with the Purchasers and AtheroNova Operations, pursuant to which all of our obligations under the Notes are secured by first priority security interests in all of our assets and the assets of AtheroNova Operations, including intellectual property.  Upon an event of default under the Notes or such agreements, the Note holders may be entitled to foreclose on any of such assets or exercise other rights available to a secured creditor under California and Delaware law.  In addition, under a Subsidiary Guarantee, AtheroNova Operations guaranteed all of our obligations under the Notes.

Each Note is convertible at any time into common stock at a specified conversion price, which is initially approximately $0.39 per share.  Immediate conversion of the Notes would result in the holders receiving 3,817,594 shares of our common stock.

The Notes may not be prepaid, or forced by us to be converted in connection with an acquisition of our company, except in a limited case more than a year after the Note issuance where the average of our stock trading price for 30 days on a national trading market other than the OTC Bulletin Board (“OTCBB”) is at least three times the conversion price, in which event, and subject to the satisfaction of certain other requirements, the Note holders may elect to receive at least double the unpaid principal amounts in cash and other requirements are satisfied.  In such a limited case acquisition, there could also be a forced cashless exercise of the Warrants subject to similar requirements and optional cash payments to the Warrant holders of at least double the exercise prices of their Warrants.

The Note conversion price and the Warrant exercise price will be subject to specified adjustments for certain changes in the numbers of outstanding shares of our common stock, including conversions or exchanges of such.  If additional shares of our capital stock are issued, except in specified exempt issuances, for consideration which is less than the then existing Note conversion or Warrant exercise price, then such conversion or warrant price will be reduced by anti-dilution adjustments.  For the first $400,000 of such “Dilutive Issuances,” the reduction will be made on a weighted average basis, taking into account the relative magnitudes of any Dilutive Issuance relative to the total number of outstanding shares.  However, any further Dilutive Issuance would be subject to a more detrimental “full ratchet” adjustment that generally reduces the conversion or exercise price to equal the price in the Dilutive Issuance, regardless of the size of the Dilutive Issuance, see related accounting treatment for the Notes and Warrants under footnote 7.

The Notes will greatly restrict the ability of our company or AtheroNova Operations to issue indebtedness or grant liens on our or its respective assets without the Note holders’ consent.  They will also limit and impose financial costs on our acquisition by any third party.

On May 13, 2010 and in connection with the Capital Raise Transaction, we entered into a Registration Rights Agreement with the Purchasers pursuant to which we agreed, at our expense (other than to pay the initial filing expense which will be paid by the Purchasers), generally to promptly file, process and keep open a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), covering all shares that are or may be issued upon conversions of the Notes or exercises of the Warrants, and to qualify resales of such shares under certain state securities laws.  An initial S-1 Registration Statement was filed by the Company on June 29, 2010, covering only the shares underlying the conversion of the Notes.  This filing was made with the full knowledge and approval of the Note holders that the shares underlying the Warrants would not be included in the S-1 Registration Statement.  The Note holders have waived any covenant violations or penalties regarding the non-registration of the shares underlying the Warrants in this filing.  If the registration statement does not become effective within a specified time or its effectiveness is not maintained as specified in the agreement, we may owe liquidated damage amounts to the Purchasers. At June 30, 2010, no penalties or liquidated damages have been booked since the probability of incurring those fees is still remote. Management will assess the need for any accrual at each reporting period.

ATHERONOVA INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the Securities Purchase Agreement, if we meet three specified operating benchmarks during the first twelve months after the closing of the first Note purchase, an additional $1,500,000 in Note purchases (without Warrants) can be requested by us from the Purchasers.  The determination of whether we have met the benchmarks is solely at the discretion of the Purchasers.  If the benchmarks are determined to have been achieved, then we can require the Purchasers to make the additional $1,500,000 of Note purchases.  If such benchmarks are not attained in the 12-month period, then the Purchasers, in their discretion, during the next two months may elect to purchase up to $1,500,000 of Notes (without Warrants) having an initial conversion price which is 25% higher than the conversion price in the original Notes.

The Notes and Warrants were issued in a private placement, exempt from the Securities Act registration requirements, to purchasers that were accredited investors.

6.             DERIVATIVE LIABILITY

In April 2008, the FASB issued a pronouncement which provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives.  This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of these requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions).  For example, warrants with such provisions will no longer be recorded in equity.  Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price.

We evaluated whether convertible debt and warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective convertible debt and warrant agreements.  We determined that the convertible debt and warrants issued to W-Net, Europa and MKM in May 2010 contained such provisions and were recorded as derivative liability.

In accordance with this pronouncement, the Company estimated the fair value of the conversion feature to be $2,370,245 as of the date of the sales of the Notes, May 13, 2010, and recorded a non-cash charge in the quarter ended June 30, 2010 for that amount in our condensed consolidated statement of operations as a component of other (income) expense.  As of June 30, 2010, the fair value of this derivative was $2,367,425 as recorded in the accompanying balance sheet as of June 30, 2010, as a component of a current liability, derivative liability.  The change of $(2,820) in fair value from the sale date through the quarter ended June 30, 2010 is reported as a non-cash income item in our statement of operations.  The net change of $2,367,425 is the net change to other (income) expense in our statement of operations for the three and six months ended June 30, 2010.

Also in accordance with this pronouncement, the Company estimates the fair value of the warrants to be $1,176,323 as of the date of the issuance of the warrants, May 13, 2010, and recorded a non-cash change in the quarter ended June 30, 2010 for that amount as a component of other (income) expense in our statement of operations.  As of June 30, 2010, the fair value of this derivative was $1,174,923 as recorded in the accompanying balance sheet as of June 30, 2010, as a component of a current liability, derivative liability.  The change of $(1,400) in fair value from the sale date through the end of the quarter ended June 30, 2010 is reported as a non-cash income item in our statement of operations.  The net change of $1,174,923 is the net charge to other (income) expense in our statement of operations for the three and six months ended June 30, 2010.

ATHERONOVA INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These derivative liabilities have been measured in accordance with GAAP.  The valuation assumptions are classified within Level 2 inputs.  The following table represents the Company’s derivative liability activity:

Issuance of derivative financial instruments	3,546,568
Mark-to-market adjustment to fair value at June 30, 2010	(4,220)
June 30, 2010	$3,542,348

These instruments were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  The instruments do not qualify for hedge accounting, and as such, all future changes in the fair value will be recognized currently in earnings until such time as the instruments are exercised, converted or expire.   The following assumptions were used to determine the fair value of the conversion feature and warrants as of June 30, 2010:

June 30, 2010
Weighted- average volatility	139%
Expected dividends	0.0%
Expected term	4 years
Risk-free rate	1.79% to 2.20%

The Company used an average three valuation methodologies to determine the value of the Company’s shares since upon the consummation of the merger transaction, the shares of the Company was thinly traded on the OCT BB and therefore the share price in the market did not reflect the true value of these shares. Management concluded that the share price as of May 13, 2010 and June 30, 2010 was $0.70/share.

ATHERONOVA INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three and six months ended June 30, 2010 and 2009.  The discussion and analysis that follows should be read together with the condensed consolidated financial statements and the notes to the financial statements included elsewhere in this report.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.  Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in the section of our annual report on Form 10-K captioned “Risk Factors.”

Overview

Z&Z Medical Holdings, Inc. (“Z&Z Nevada”) was incorporated in the State of Nevada on December 13, 2006 with contributed intellectual property from its founders.  Z&Z Nevada was engaged in developing the contributed intellectual property while seeking sources of funding to conduct further research and development.  In November 2009 we incorporated a separate company, Z&Z Medical Holdings Inc. in Delaware (“Z&Z Delaware”) and merged Z&Z Nevada into Z&Z Delaware in March 2010.  On March 26, 2010 we entered into a merger agreement between us, Trist Holdings, Inc. and Z&Z Merger Corporation, our wholly-owned subsidiary and on May 13, 2010, Z&Z Delaware merged into Z&Z Merger Corporation and became our operating subsidiary.  Concurrent with the merger, Z&Z Delaware changed its name to AtheroNova Operations Inc. (“AtheroNova Operations”) and Trist changed its name to AtheroNova Inc.  The business of AtheroNova Operations, pharmaceuticals and pharmaceutical intellectual property, became our business upon consummation of the merger.  Concurrent with the closing of the merger we consummated a capital raise transaction, in which we sold to investors $1,500,000 in 2.5% Senior Secured Convertible Notes and Common Stock Purchase Warrants to purchase 1,908,798 shares of our commons stock (See Note 7 to the accompanying financial statements).

We have developed intellectual property, covered by our pending patent applications, which uses certain pharmacological compounds uniquely for the treatment of atherosclerosis, which is the primary cause of cardiovascular diseases.  Atherosclerosis occurs when cholesterol of fats are deposited and form as plaques on the walls of the arteries.  This buildup reduces the space within the arteries through which blood can flow.  The plaque can also rupture, greatly restricting or blocking blood flow altogether.  Through a process called delipidization, such compounds dissolve the plaques so they can be eliminated through normal body processes and avoid such rupturing or restriction of blood flow.  Such compounds may be used both to treat and prevent atherosclerosis.

In the near future, we plan to continue studies and trials to demonstrate the efficacy of our IP.  Ultimately, we plan to use or license our technology to various licensees throughout the world who may use it in treating or preventing atherosclerosis and other medical conditions or sublicense the IP to other such users.  Our potential licensees may also produce, market or distribute products which utilize or add our compounds and technology in such treatment or prevention.

General

Operating expenses consist primarily of payroll and related costs and corporate infrastructure costs.  We expect that our operating expenses will increase as we finalize clinical testing and continue executing our business plan, in addition to the added costs of operating as a public company.

Historically, we have funded our working capital needs primarily through the sale of shares of our capital stock.

The merger was accounted for as a reverse merger (recapitalization) with AtheroNova Operations deemed to be the accounting acquirer, and our company deemed to be the legal acquirer.  Accordingly, the following discussing represents a discussion of the operations of our wholly-owned subsidiary, AtheroNova Operations for the periods presented.

Results of Operations

Three-month Period ended June 30, 2010 vs. 2009

	Quarters ended June 30,		Increase
	2010	2009	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$-	$-	$-
Other research and development expenses	50,450	-	50,450
Total research and development expenses	50,450	-	50,450
General and administrative:
Share-based compensation	826,935	-	826,935
Other general and administrative expenses	108,899	4,270	104,629
Total general and administrative expenses	935,834	4,270	931,564
Fair value accounting	2,042,348	--	2,042,348
Other (income) expense	36,587	(18)	36,605
Net loss	$3,065,219	$4,252	$3,060,967

Six-month Period ended June 30, 2010 vs. 2009
	Six months ended June 30,		Increase
	2010	2009	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$-	$-	$-
Other research and development expenses	110,450	-	110,450
Total research and development expenses	110,450	-	110,450
General and administrative:
Share-based compensation	829,435	-	829,435
Other general and administrative expenses	79,032	7,433	71,599
Total general and administrative expenses	908,467	7,433	901,034
Fair value accounting	2,042,348	-	2,042,348
Other (income) expense	37,540	(126)	37,666
Net loss	$3,098,805	$7,307	$3,091,498

Three months ended June 30, 2010 Compared to the three months ended June 30, 2009

During the three month periods ended June 30, 2010 and 2009, we did not recognize any revenues.  We are considered a development stage company and do not expect to have revenues relating to our products in the foreseeable future, if at all.

For the quarter ended June 30, 2010 research and development expense was $50,450 compared to $0 for the quarter ended June 30, 2009.  This increase of $50,450, or 100%, is primarily due to payment of the completion costs of the initial contract laboratory research performed for us in the current year compared to no progress payments incurred during the 2009 period.

General and administrative costs increased to $935,834 in the second quarter of 2010 compared to $4,270 for the quarter ended June 30, 2009, or an increase of $931,564 due to the legal and accounting costs associated with the reverse merger completed in 2010.  In addition, we also incurred expenses for stock-based compensation to one of our directors and a consultant for $826,935 and the compensation costs of senior management in the current year, while no salaries were paid or accrued in the 2009 period.

For the quarter ended June 30, 2010 fair value accounting was $2,042,348 compared to $0 for the same period in the prior year due to the issuance of convertible notes and warrants which must be valued using the current market price of our common stock (see Note 7 to the accompanying financial statements).

For the quarter ended June 30, 2010 other (income) expense was $36,587 compared to $(18) for the quarter ended June 30, 2009.  This change of $36,605 is primarily due to interest expense and discount amortization incurred on the 2.5% Senior Secured Convertible Notes (“Notes”) from the date of sale, May 13, 2010, through the end of the quarter, whereas we had no comparable debt in the three months ended June 30, 2009.

Net loss for the quarter ended June 30, 2010 was $3,065,219 compared to $4,252 for the quarter ended June 30, 2009 due to the costs associated with completing the reverse merger and the fair value accounting for securities issued in the debt placement, increase in contract research and compensation in cash and in equity for employees, directors and consultants as we started its first significant increase in operations to continue its research and development and meet its obligations as a reporting company.

Six months ended June 30, 2010 Compared to the six months ended June 30, 2009

During the six month periods ended June 30, 2010 and 2009, we did not recognize any revenues.  We are considered a development stage company and do not expect to have revenues relating to our products in the foreseeable future, if at all.

Research and development costs increased to $110,450 in the six months ended June 30, 2010 compared to $0 on the same period in the prior year as we completed the initial contract laboratory research this year while there was no corresponding progress payments made in the six month period ended June 30, 2009.

For the six months ended June 30, 2010, general and administrative costs increased to $908,467 compared to $7,433 for the six months ended June 30, 2009.  This increase of $901,034 is primarily due to cost associated with the reverse merger in 2010 and the stock-based compensation of $829,435 to our employees, a director and a consultant, whereas no comparable expenses were incurred in the same period of the prior year.

For the six months ended June 30, 2010, fair value accounting was $2,042,348 compared to $0 for the comparable period of 2009 due to recording of market price valuation assigned to convertible notes and warrants issued by us on May 13, 2010.  (See Note 7 to the accompanying financial statements).

For the six months ended June 30, 2010 other (income) expense was $37,540 compared to $(126) for the six months ended June 30, 2009.  This increase of $37,666 is primarily due to interest expense and discount amortization incurred on the Notes from the date of sale, May 13, 2010, through the end of the six months, whereas we had no comparable debt in the six months ended June 30, 2009.

Net loss for the six months ended June 30, 2010 was $3,098,805 compared to $7,307 for the six months ended June 30, 2009 due to the costs associated with completing the reverse merger and fair value accounting for securities issued in the debt placement, increase in contract research and compensation in cash and in equity for employees, directors and consultants as we started our first significant increase in operations to continue our research and development and meet our obligations as a reporting company.

Liquidity and Capital Resources

From inception to June 30, 2010, we incurred a deficit during the development stage of $3,484,750 primarily as a result of our fair value accounting of debt and warrant issues and net losses, and we expect to continue to incur additional losses for at least the next twelve months and for the foreseeable future.  These losses have been incurred through a combination of research and development activities as well as patent work related to our technology, expenses related to the merger and the costs related to public reporting supporting all of these activities.

We have financed our operations since inception primarily through equity and debt financings.  During the quarter ended June 30, 2010, we had a net increase in cash and cash equivalents of $777,000.  This increase resulted largely from net cash provided by financing activities of $1.4 million partially offset by net cash used in operating activities of $743,000.  Total liquid resources as of June 30, 2010 were $900,000 compared to $28,000 at December 31, 2009.

As of June 30, 2010, we had a working capital deficit of $2,828,106 compared to a working capital deficit of $383,812 at December 31, 2009.

For the six months ended June 30, 2010 we received proceeds of $225,000 from private equity placements in January and March 2010, which occurred prior to the merger.  In May 2010, we received net proceeds of $1,394,000 from the sale of the Notes.

Our available working capital and capital requirements will depend upon numerous factors, including progress of our research and development programs, our progress in and the cost of ongoing and planned nonclinical and clinical testing, the timing and cost of obtaining regulatory approvals, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights, in-licensing activities, competing technological and market developments, the resources that we devote to developing manufacturing and commercializing capabilities, the status of our competitors, our ability to establish collaborative arrangements with other organizations and our need to purchase additional capital equipment.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development.  Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.  Through June 30, 2010, a significant portion of our financing has been through private placements of common stock and warrants and debt financing.  Unless our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the similar sources of capital previously described.  We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.  We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.

Based on our resources available at June 30, 2010, management believes that we have sufficient capital to fund our operations through the second quarter of 2011.  Management believes that we will need additional equity or debt financing, or generate revenues through licensing of our products or entering into strategic alliances to be able to sustain our operations into 2011.  Furthermore, we will need additional financing thereafter to complete development and commercialization of our products.  There can be no assurances that we can successfully complete development and commercialization of our products.

These matters raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have reported net losses of $3,098,805 and $7,000 for the six month periods ended June 30, 2010 and 2009, respectively.  The net loss attributable to common shares from date of inception, December 13, 2006 to June 30, 2010, amounts to $3,484,750.  Management believes that we will continue to incur net losses through at least June 30, 2011.

2.5% Senior Secured Convertible Notes Payable

On May 13, 2010, we entered into a Securities Purchase Agreement with W-Net Fund I, L.P. (“W-Net”), Europa International, Inc. (“Europa”), and MKM Opportunity Master Fund, Ltd. (“MKM” and together with W-Net and Europa, the “Purchasers”), pursuant to which the Purchasers, on May 13, 2010, purchased from us (i) 2.5% Senior Secured Convertible Notes for a cash purchase price of $1,500,000, and (ii) Common Stock Purchase Warrants pursuant to which the Purchasers may purchase up to 1,908,798 shares of our common stock at an exercise price equal to approximately $0.39 per share (the “Warrants”) (the “Capital Raise Transaction”).  A portion of the proceeds from the Capital Raise Transaction were used to pay $250,000 owed by us to the two principal holders of our common stock, W-Net and Europa, and to reimburse them for legal and accounting fees and other expenses incurred by them and our company in connection with the Merger and the Capital Raise Transaction.  The net proceeds available to us for our operations were reduced by such payments.

The Notes pay 2.5% interest per annum with a maturity of 4 years after the closing of the Capital Raise Transaction.  No cash interest payments are required, except that accrued and unconverted interest shall be due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted.  If there is an uncured event of default (as defined in the Notes), the holder of each Note may declare the entire principal and accrued interest amount immediately due and payable.  Default interest will accrue after an event of default at an annual rate of 12%.  If there is an acceleration, a mandatory default amount equal to 120% of the unpaid Note principal plus accrued interest may be payable.

The Warrants may be exercised on a cashless basis under which a portion of the shares subject to the exercise are not issued in payment of the purchase price, based on the then fair market value of the shares.

On May 13, 2010, we also entered into a Security Agreement and an Intellectual Property Security Agreement with the Purchasers and AtheroNova Operations, pursuant to which all of our obligations under the Notes are secured by first priority security interests in all of our assets and the assets of AtheroNova Operations, including intellectual property.  Upon an event of default under the Notes or such agreements, the Note holders may be entitled to foreclose on any of such assets or exercise other rights available to a secured creditor under California and Delaware law.  In addition, under a Subsidiary Guarantee, AtheroNova Operations will guarantee all of our obligations under the Notes.

Each Note is convertible at any time into common stock at a specified conversion price, which will initially be approximately $0.39 per share.  Immediate conversion of the Notes would result in the holders receiving 3,817,594 shares of our common stock.

The Notes may not be prepaid, or forced by us to be converted in connection with an acquisition of our company, except in a limited case more than a year after the Note issuance where the average of our stock trading price for 30 days on a national trading market other than the OTC Bulletin Board (“OTCBB”) is at least three times the conversion price, in which event, and subject to the satisfaction of certain other requirements, the Note holders may elect to receive at least double the unpaid principal amounts in cash and other requirements are satisfied.  In such a limited case acquisition, there could also be a forced cashless exercise of the Warrants subject to similar requirements and optional cash payments to the Warrant holders of at least double the exercise prices of their Warrants.

The Note conversion price and the Warrant exercise price will be subject to specified adjustments for certain changes in the numbers of outstanding shares of our common stock, including conversions or exchanges of such.  If additional shares of our capital stock are issued, except in specified exempt issuances, for consideration which is less than the then existing Note conversion or Warrant exercise price, then such conversion or warrant price will be reduced by anti-dilution adjustments.  For the first $400,000 of such “Dilutive Issuances,” the reduction will be made on a weighted average basis, taking into account the relative magnitudes of any Dilutive Issuance relative to the total number of outstanding shares.  However, any further Dilutive Issuance would be subject to a more detrimental “full ratchet” adjustment that generally reduces the conversion or exercise price to equal the price in the Dilutive Issuance, regardless of the size of the Dilutive Issuance.

The Notes will greatly restrict the ability of our company or AtheroNova Operations to issue indebtedness or grant liens on our or its respective assets without the Note holders’ consent.  They will also limit and impose financial costs on our acquisition by any third party.

On May 13, 2010 and in connection with the Capital Raise Transaction, we entered into a Registration Rights Agreement with the Purchasers pursuant to which we agreed, at our expense (other than to pay the initial filing expense which will be paid by the Purchasers), generally to promptly file, process and keep open a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), covering all shares that are or may be issued upon conversions of the Notes or exercises of the Warrants, and to qualify resales of such shares under certain state securities laws.  We filed an initial S-1 Registration Statement on June 29, 2010, covering only the shares underlying the conversion of the Notes.  This filing was made with the full knowledge and approval of the Note holders that the shares underlying the Warrants will not be included in this initial S-1 Registration Statement.  The Note holders have waived any covenant violations or penalties regarding the non-registration of the shares underlying the Warrants in this filing.  If the registration statement does not become effective within a specified time or its effectiveness is not maintained as specified in the agreement, we may owe liquidated damage amounts to the Purchasers.

Under the Securities Purchase Agreement, if we meet three specified operating benchmarks during the first twelve months after the closing of the first Note purchase, an additional $1,500,000 in Note purchases (without Warrants) can be requested by us from the Purchasers.  The determination of whether we have met the benchmarks is solely at the discretion of the Purchasers.  If the benchmarks are determined to have been achieved, then we can require the Purchasers to make the additional $1,500,000 of Note purchases.  If such benchmarks are not attained in the 12-month period, then the Purchasers, in their discretion, during the next two months may elect to purchase up to $1,500,000 of Notes (without Warrants) having an initial conversion price which is 25% higher than the conversion price in the original Notes.

The Notes and Warrants were issued in a private placement, exempt from the Securities Act registration requirements, to purchasers that were accredited investors.

Commitments

Development Commitments

At present we have no development commitments.

Research and Development Projects

At present the Company has no commitments for research and development projects.

Summary of Contractual Commitments

Employment Agreements

Employment agreements with our Chief Executive Officer and Chief Financial Officer are incorporated by reference as Exhibits 10.1 and 10.2 to the Current Report on Form 8-K (File No. 000-52315) filed with the Securities Exchange Commission (“Commission”) on May 20, 2010.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations.  The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgment, including those related to revenue recognition, accrued expenses, financing operations and contingencies and litigation.  Management bases its estimates and judgment on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions.  The following represents a summary of our critical accounting policies.

Research and Development Expenses

All research and development costs are expensed as incurred and include costs of consultants and contract research facilities who conduct research and development on our behalf and on behalf of AtheroNova Operations.  We have contracted with third parties to facilitate, coordinate and perform agreed upon research and development of our technology.  We have expensed all costs associated with the conduct of the laboratory research as well as the costs associated with peripheral clinical researchers as period costs.

Intangible and Long-Lived Assets

In accordance with ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.  When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount.  Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.  Our management currently believes there is no impairment of our long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for our products under development will continue.  Either of these could result in future impairment of long-lived asset.

Share-Based Compensation

We have a stockholder-approved stock incentive plan for employees, directors, officers and consultants.  Prior to January 1, 2006, we accounted for the employee, director and officer plans using the intrinsic value method.  Effective January 1, 2006, we adopted the share-based payment method for employee options using the modified prospective transition method.  This new method of accounting for stock options eliminated the option to use the intrinsic value method and required us to expense the fair value of all employee options over the vesting period.  Under the modified prospective transition method, we recognized compensation cost which includes a) period compensation cost related to share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions; and b) period compensation cost related to share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the new accounting methodology.  In accordance with the modified prospective method, we have not restated prior period results.

Recent Accounting Pronouncements

Note 2 to the accompanying financial statements sets forth certain accounting pronouncements that are applicable to our financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our disclosure controls or internal controls over financial reporting were designed to provide only reasonable assurance that such disclosure controls or internal control over financial reporting will prevent all errors or all instances of fraud, even as the same are improved to address any deficiencies.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be only reasonable, not absolute assurance that any design will succeed in achieving its stated goals under all potential future conditions.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

Changes in Internal Control

During the quarter ended June 30, 2010, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 6. Exhibits.

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of AtheroNova Inc.  Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8K (File No. 000-52315) filed with the Securities and Exchange Commission on June 25, 2010.

3.2
Amended and restated Bylaws of AtheroNova Inc.  Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8K (File No. 000-52315) filed with the Securities and Exchange Commission on June 23, 2010.

10.1
Securities Purchase Agreement dated May 13, 2010, among AtheroNova Inc., W-Net Fund I, L.P., Europa International, Inc. and MKM Opportunity Master Fund, Ltd.  Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on May 20, 2010.

10.2
Registration Rights Agreement dated May 13, 2010, among AtheroNova Inc., W-Net Fund I, L.P., Europa International, Inc. and MKM Opportunity Master Fund, Ltd.  Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on May 20, 2010.

10.3
Security Agreement dated May 13, 2010, among AtheroNova Inc., W-Net Fund I, L.P., Europa International, Inc. and MKM Opportunity Master Fund, Ltd.  Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on May 20, 2010.

10.4
IP Security Agreement dated May 13, 2010, among AtheroNova Inc., W-Net Fund I, L.P., Europa International, Inc. and MKM Opportunity Master Fund, Ltd.  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on May 20, 2010.

10.5
Form of 2.5% Senior Secured Convertible Note.  Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on May 20, 2010.

10.6
Form of Common Stock Purchase Warrant.  Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on May 20, 2010.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHERONOVA INC.

Date: August 23, 2010	By:	/s/ Mark Selawski
Mark Selawski
Chief Financial Officer (Principal financial and accounting officer)