Form 10-Q
period 2010-09-30
AtheroNova Inc.
filed 2010-11-15
CIK 1377053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-52315

AtheroNova Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1915083
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

As of November 11, 2010 there were 23,066,116 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	3

	Condensed Consolidated Statements of Operations (Unaudited) for the three month and nine month periods ended September 30, 2010 and 2009, and for the period from December 13, 2006 (Inception) through September 30, 2010	4

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited) for the period from December 13, 2006 (Inception) through September 30, 2010	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine month periods ended September 30, 2010 and 2009 and for the period from December 13, 2006 (Inception) through September 30, 2010	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	30

Item 4.	Controls and Procedures	31

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6.	Exhibits	32

Part I – Financial Information
Item 1. Financial Statements

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
Assets	(unaudited)

Current Assets
Cash	$527,780	$28,047
Other Current Assets	33,697	--
Total Current Assets	561,477	28,047
Equipment, net	6,110	--
Intellectual property rights	--	572,867
Deferred loan costs, net	94,909	--
Total Assets	$662,496	$600,914
Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable	$116,537	$211,859
Note payable – related party, current	--	200,000
Interest payable	13,826	--
Derivative Liability	3,954,709	--
Total Current Liabilities	4,085,072	411,859

2.5% Senior secured convertible notes, net of discount	139,870	--

Stockholders’ Equity (Deficit):
Preferred stock $0.0001 par value, 10,000,000 shares authorized, 0 outstanding at both September 30, 2010 and December 31, 2009	--	--
Common stock $0.0001 par value, 100,000,000 shares authorized, 22,919,641 and 20,692,108 outstanding at September 30, 2010 and December 31, 2009, respectively	2,292	2,069
Additional paid in capital	1,351,970	372,931
Deficit accumulated during the development stage	(4,916,708)	(185,945)
Total stockholders’ equity (deficit)	(3,562,446)	189,055
Total Liabilities and Stockholders’ Equity (Deficit)	$662,496	$600,914

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
For the three month and nine month periods ended September 30, 2010 and 2009,
And for the period from December 13, 2006 (Inception) through September 30, 2010

	Three months ended September 30,		Nine months ended September 30,		Cumulative From Inception
	2010	2009	2010	2009

Revenue, net	$--	$--	$--	$--	$--

Operating expenses:
Research and development	--	--	110,450	--	200,600
General and administrative expenses	594,028	5,230	1,035,768	12,663	1,133,253
Total operating expenses	594,028	5,230	1,146,218	12,663	1,333,853

Loss from operations	(594,028)	(5,230)	(1,146,218)	(12,663)	(1,333,853)

Other income / expenses:
Other income	(676)	(1)	(1,145)	(127)	(2,835)
Merger-related expenses	--	--	323,294	--	323,294
Impairment charge-intellectual property	572,868	--	572,868	--	572,868
Interest expense	196,810	--	233,060	--	233,060
Private Placement Costs	--	--	2,042,348	--	2,042,348
Change in fair value of derivative liabilities	412,361	--	412,361	--	412,361

Net loss before income taxes	(1,775,391)	(5,229)	(4,729,004)	(12,536)	(4,914,949)

Provision for income taxes	--	--	1,759	--	1,759
Net loss	$(1,775,391)	$(5,229)	$(4,730,763)	$(12,536)	$(4,916,708)

Basic and diluted loss per share	$(.08)	$(0.00)	$(0.21)	$(0.00)

Basic and diluted weighted average shares outstanding	22,785,012	20,370,418	22,243,571	20,196,973

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)
For the period from December 13, 2006 (Inception) through September 30, 2010

Description	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
Issuance of Common Stock to Founders	19,233,029	1,923	(1,923)	--	--
Net loss	--	--	--	--	--
Balance – December 31, 2007	19,233,029	1,923	(1,923)	--	--
Issuance of Common Stock for Cash at $0.223 per share	1,010,132	101	224,899	--	225,000
Net loss	--	--	--	(173,622)	(173,622)
Balance – December 31, 2008	20,243,161	2,024	222,976	(173,622)	51,378
Issuance of Common Stock for Cash at $0.223 per share	448,947	45	149,955	--	150,000
Net Loss	--	--	--	(12,323)	(12,323)
Balance – December 31, 2009	20,692,108	2,069	372,931	(185,945)	189,055
Issuance of common stock for Cash at $0.223 per share	1,010,322	101	224,899	--	225,000
Fair value of common stock for services	448,570	45	99,955	--	100,000
Fair value of warrants issued for services	--	--	250,000	--	250,000

Contribution of stockholder notes payable to capital	--	--	200,000	--	200,000
Share-based compensation	11,215	1	123,616	--	123,617
Shares issued in reverse merger	555,482	56	1,225	--	1,281
Shares issued upon note conversion	201,944	20	79,344	--	79,364
Net loss	--	--	--	(4,730,763)	(4,730,763)

Balance – September 30, 2010	22,919,641	$2,292	$1,351,970	(4,916,708)	$(3,562,446)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
For the nine month periods ended September 30, 2010 and 2009
And for the period from December 13, 2006 (Inception) through September 30, 2010

	Nine months ended September 30,		Cumulative From Inception
	2010	2009
Operating Activities:
Net loss	$(4,730,763)	$(12,537)	$(4,916,708)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt discount	218,470	--	218,470
Depreciation & amortization	12,009	--	12,009
Stock based compensation	473,628	--	473,628
Impairment charge-intellectual property	572,867	--	572,867
Cost of private placement	2,042,348	--	2,042,348
Change in fair value of derivative liabilities	412,361	--	412,361
Changes in operating assets and liabilities:
Accounts payable	(81,022)	66,165	(69,162)
Other current assets	(33,697)	--	(33,697)
Net cash provided by (used in) operating activities	$(1,113,799)	$53,628	$(1,287,884)
Investing Activities
Purchase of equipment	(7,069)	--	(7,069)
Investment in intellectual property	--	(155,165)	(372,868)
Net cash used in investing activities	(7,069)	(155,165)	(379,937)
Financing Activities
Proceeds from issuance of common stock	225,000	75,000	800,000
Cash received from reverse merger	1,560	--	1,560
Proceeds from sale of 2.5% senior secured convertible notes, net	1,394,041	--	1,394,041
Net cash provided by financing activities	$1,620,601	$75,000	$2,195,601
Net change in cash	499,733	(26,537)	527,780
Cash - beginning balance	28,047	91,370	--
Cash - ending balance	$527,780	$64,833	$527,780
Supplemental disclosure of cash flow information:
Income taxes	$1,759	$--	$1,759
Supplemental disclosure of non-cash investing and financing transactions:
Common stock issued to founders	$--	$--	$200,000
Notes payable to related parties issued in exchange for intellectual property, contributed to capital	$200,000	$--	$--
Conversion of convertible notes payable to additional paid-in capital	$79,364	$--	$79,364
Net shares issued in merger	$1,282	$--	$1,282

See accompanying notes to condensed consolidated financial statements.

ATHERNOVA INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2010 (Unaudited)

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

As a result of the merger AtheroNova is now engaged, through AtheroNova Operations, in development of pharmaceutical preparations and pharmaceutical intellectual property.  The Company will continue to be a development stage company for the foreseeable future.  The Company has entered into contracts with two research sites for its second pre-clinical trial.

Immediately prior to the Merger, AtheroNova had 107,272,730 shares of its common stock issued and outstanding. In connection with the Merger, AtheroNova issued 88,575,048 shares of its Super-Voting Common stock in exchange for the issued and outstanding shares of common stock of AtheroNova Operations, and assumed AtheroNova Operations’ outstanding options and warrants which became exercisable to purchase an aggregate of up to 16,552,227 shares of AtheroNova Super-Voting Common Stock.  Upon the effectiveness of the 1-for-200 reverse stock split all shares of AtheroNova Super-Voting Common Stock were automatically converted on a 50-to-1 basis into AtheroNova common stock, resulting in the issuance of 22,143,763 shares of AtheroNova common stock to the former holders of AtheroNova Operation’s common stock, and the outstanding shares of common stock held by AtheroNova’s existing stockholders were combined into 555,482 shares of AtheroNova common stock.

Since former holders of AtheroNova Operation’s common stock owned, after the Merger, approximately 98% of AtheroNova’s shares of common stock, and as a result of certain other factors, including that all members of the Company’s executive management are members of AtheroNova Operation’s management, AtheroNova Operations is deemed to be the acquiring company for accounting purposes and the merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”).  These condensed consolidated financial statements reflect the historical results of AtheroNova Operations prior to the merger and that of the combined company following the merger, and do not include the historical financial results of AtheroNova prior to the completion of the merger.  Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the merger and subsequent 1-for-200 reverse stock split effected on June 23, 2010.  In conjunction with the Merger, the Company assumed liabilities and incurred costs of $323,294 which have been reflected as costs of the reverse merger in the 2010 statement of operations.

ATHERNOVA INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2010 (Unaudited)

On May 13, 2010, we also entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with W-Net Fund I, L.P. (“W-Net”), Europa International, Inc. (“Europa”), and MKM Opportunity Master Fund, Ltd. (“MKM” and together with W-Net and Europa, the “Purchasers”), pursuant to which the Purchasers, on May 13, 2010, purchased from us (i) 2.5% Senior Secured Convertible Notes (the “Notes”) for a cash purchase price of $1,500,000, and (ii) Common Stock Purchase Warrants pursuant to which the Purchasers may purchase up to 1,908,798 shares of our common stock at an exercise price of approximately $0.39 per share (the “Warrants”) (the “Capital Raise Transaction”).  The Notes, including accrued interest through their maturity, are convertible into 4,199,358 shares of our common stock at a conversion price of approximately $0.39 per share (see Note 3).

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

Condensed ConsolidatedFinancial Statements

The accompanying unaudited condensed consolidated financial statements primarily reflect the financial position, results of operations and cash flows of AtheroNova Operations (as discussed above).  The accompanying unaudited condensed consolidated financial statements of AtheroNova Operations have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“Commission”).  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or for any other period.  Amounts related to disclosures of December 31, 2009 and balances within those interim condensed consolidated financial statements were derived from the audited 2009 consolidated financial statements and notes thereto filed as Exhibit 99.2 to the Current Report on Form 8-K (File No. 000-52315) filed with the Commission on May 20, 2010.

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

ATHERNOVA INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2010 (Unaudited)

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has an accumulated deficit of $4,916,708 at September 30, 2010, has incurred recurring losses from operations since inception, and cash flow used in operating activities of $1,113,799 for the nine months ended September 30, 2010.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management expects that the current funds on hand will be sufficient to continue operations through the second quarter of 2011.  Management is currently seeking additional funds and has had several interested parties enter into discussion with us regarding additional investment in the Company via a private placement stock sale.  These discussions are ongoing and there can be no assurances that they will result in a transaction.  There can be no assurances that sufficient funding, if any at all, will be raised by these or future discussions or the cost of such investments will be reasonable.

In light of the foregoing, management will also seek funding through grants and other such funds available from private and public sources established to further research in health care and advancement of science.  Management continues to meet with representatives of private and public sources of funding and will continue to do so in the coming months.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiary.  All significant intercompany transactions and balances have been eliminated in consolidation.

Research and Development Costs

Costs incurred for research and development are expensed as incurred.  Purchased materials that do not have an alternative future use are also expensed.  For the three months ended September 30, 2010 and 2009, research and development costs incurred were $0 and $0, respectively.

Income Taxes

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies, in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

ATHERNOVA INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2010 (Unaudited)

Basic and Diluted Loss per Share

The Company’s computation of earnings per share (“EPS”) includes basic and diluted EPS.  Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., warrants and options) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share is the same for all periods presented because all warrants and stock options outstanding are anti-dilutive.

At September 30, 2010 and 2009, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2010	2009
Convertible Notes	4,199,358	--
Warrants	5,497,355	1,457,852
Stock Options	2,099,498	--
Total	11,796,211	1,457,852

On June 23, 2010, we effectuated a reverse stock split of our outstanding common stock, with special treatment for certain of our stockholders to preserve round lot holders.  The effect of the reverse stock split has been retroactively adjusted as of the earliest periods presented in these condensed consolidated financial statements.  We also decreased the number of authorized shares of common stock from 2,000,000,000 to 100,000,000, and authorized 10,000,000 shares of “blank check” preferred stock.

Stock-Based Compensation

The Company periodically issues stock options and warrants to officers, directors and consultants for services rendered.  Options vest and expire according to terms established at the grant date.  The Company accounts for share-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.

The Company accounts for share-based payments to consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

ATHERNOVA INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2010 (Unaudited)

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses both the Black-Scholes-Merton and Binomial option pricing models to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Revenue Recognition

As of September 30, 2010, the Company has not generated any revenues from the development of its products and is therefore still considered to be a development stage company.

Fair value of financial instruments

Effective January 1, 2008, fair value measurements are determined by the Company’s adoption of authoritative guidance issued by the FASB, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of the authoritative guidance did not have a material impact on the Company’s fair value measurements.  Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3—Unobservable inputs based on the Company’s assumptions.

The Company is required to use observable market data if such data is available without undue cost and effort.

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2010.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$-0-	$-0-	$3,954,709	3,954,709

At September 30, 2010 and December 31, 2009, the fair values of cash and cash equivalents, and accounts payable approximate their carrying values.

ATHERNOVA INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2010 (Unaudited)

New Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (FASB) issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

In April 2010, the FASB issued new accounting guidance to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect adoption of this standard will have a material impact on its consolidated financial statements.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, there should be no impact on the consolidated financial statements of the Company upon adoption.

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

ATHERNOVA INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2010 (Unaudited)

3.           2.5% SENIOR SECURED CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following as of September 31, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009

Convertible Notes Payable	$1,421,400	$--
Less valuation Discount	(1,281,530)	--

Convertible Notes Payable, net	$139,870	$--

The following table summarizes the changes in the net carrying value of the notes during the current quarter:

	Principal Balance	Discount to market value	Net Notes payable balance
Beginning balance at June 30, 2010	$1,500,000	$(1,468,750)	$31,250
Exercise of convertible feature	(78,600)	75,325	(3,275)
Amortization of discount	--	111,895	111,895
Ending balance at September 30, 2010	$1,421,400	(1,281,530)	$139,870

ATHERNOVA INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2010 (Unaudited)

 On May 13, 2010, we entered into a Securities Purchase Agreement with W-Net, Europa and MKM pursuant to which the Purchasers, purchased from us (i) 2.5% Senior Secured Convertible Notes for a cash purchase price of $1,500,000, and (ii) Common Stock Purchase Warrants pursuant to which the Purchasers may purchase up to 1,908,797 shares of our common stock at an exercise price equal to approximately $0.39 per share.  A portion of the proceeds from the Capital Raise Transaction were used to pay $250,000 owed by us to the two principal holders of our common stock, W-Net and Europa, and to reimburse them for legal and accounting fees and $73,294 of other expenses incurred by them and our company in connection with the Merger and the Capital Raise Transaction. Such costs have been reflected as costs of the reverse merger in the accompanying statement of operations. The net proceeds available to us for our operations were reduced by such payments.

The Notes accrue 2.5% interest per annum with a maturity of 4 years after the closing of the Capital Raise Transaction.  No cash interest payments are required, except that accrued and unconverted interest shall be due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted.  If there is an uncured event of default (as defined in the Notes), the holder of each Note may declare the entire principal and accrued interest amount immediately due and payable.  Default interest will accrue after an event of default at an annual rate of 12%.  If there is an acceleration, a mandatory default amount equal to 120% of the unpaid Note principal plus accrued interest may be payable.

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

ATHERNOVA INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2010 (Unaudited)

The Notes will greatly restrict the ability of our company or AtheroNova Operations to issue indebtedness or grant liens on our or its respective assets without the Note holders’ consent.  They will also limit and impose financial costs on our acquisition by any third party.

On May 13, 2010 and in connection with the Capital Raise Transaction, we entered into a Registration Rights Agreement with the Purchasers pursuant to which we agreed, at our expense (other than to pay the initial filing expense which will be paid by the Purchasers), generally to promptly file, process and keep open a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), covering all shares that are or may be issued upon conversions of the Notes or exercises of the Warrants, and to qualify resales of such shares under certain state securities laws.  An initial S-1 Registration Statement was filed by the Company on June 29, 2010, covering only the shares underlying the conversion of the Notes.  This filing was made with the full knowledge and approval of the Note holders that the shares underlying the Warrants would not be included in the S-1 Registration Statement.  The Note holders have waived any covenant violations or penalties regarding the non-registration of the shares underlying the Warrants in this filing.  On July 20, 2010 the SEC notified the company of its comments regarding the S-1 Registration Statement and, after discussion with counsel, the Company then filed an amendment to the S-1 Registration Statement on September 9, 2010, covering 1,805,825 shares underlying the Notes.  This amended filing was accepted and declared effective by the SEC on September 28, 2010.  If the registration statement’s effectiveness is not maintained as specified in the agreement, we may owe liquidated damage amounts to the Purchasers. At September 30, 2010, no penalties or liquidated damages have been booked since the probability of incurring those fees is still remote. Management will assess the need for any accrual at each reporting period.

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

Each of the convertible note and warrant agreements included an anti-dilution provision that allowed for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current exercise price. The Company considered the current Financial Accounting Standards Board guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that as the conversion price of these notes and the strike price of these warrants contain exercise prices that may fluctuate based on the occurrence of future offerings or events, and as such is not a fixed amount. As a result, the Company determined that the conversion features and these warrants are not considered indexed to the Company’s own stock and characterized the fair value of these warrants as derivative liabilities upon issuance.

ATHERNOVA INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2010 (Unaudited)

The Company determined that the fair value of the conversion feature at issuance was $2,370,245, and that the fair value of the warrant liability at issuance was $1,172,103, based upon a weighted average Black-Sholes-Merton calculation. The Company recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the note. As the aggregate fair value of these liabilities of $3,542,348 exceeded the note value of $1,500,000, the excess of the liability over the note amount of $2,042,348 was considered as a cost of the private placement.  As of September 30, 2010, the Company has amortized $218,470 of the valuation discount, and the remaining unamortized valuation discount of $1,281,530 as of September 30, 2010 has been offset against the face amount of the notes for financial statement purposes. The fair value of the derivative liabilities as of September 30, 2010 was $3,954,709 (see Note 4).

As of September 29, 2010, one of the holders of the notes, MKM Opportunity Fund, has exercised it’s option to convert a portion of the note into our common stock.  Principal in the amount of $78,600 and accrued interest in the amount of $764 was converted into 200,000 and 1,944 shares, respectively, of our common stock.

4.           DERIVATIVE LIABILITY

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

We evaluated whether convertible debt and warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective convertible debt and warrant agreements.  We determined that the convertible debt and warrants issued to W-Net, Europa and MKM in May 2010 contained such provisions and were recorded as derivative liability.  Derivative liabilities were valued using weighted-average Black-Scholes-Merton and bi-nominal valuation techniques with the following assumptions:

	September 30, 2010	May 13, 2009 (Date of Issuance)
Conversion feature :
Risk-free interest rate	1.27%	2.20%
Expected volatility	136%	139%
Expected life (in years)	3.61 years	4 years
Expected dividend yield	0.00%	0.00%

Warrants :
Risk-free interest rate	1.27%	2.20%
Expected volatility	136%	139%
Expected weighted average life (in years)	3.61 years	4 years
Expected dividend yield	0.00%	0.00%

Fair Value :
Conversion feature	$2,877,035	$2,370,245
Warrants	1,077,674	1,172,103
	$3,954,709	$3,542,348

ATHERNOVA INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2010 (Unaudited)

The Company used an average of three valuation methodologies to determine the value of the Company’s shares since upon the consummation of the merger transaction, the shares of the Company was thinly traded on the OCTBB and therefore management believes the share price in the market did not reflect the true value of these shares. Management concluded that the share price as of May 13, 2010 and September 30, 2010 was $0.50/share and $0.65/share, respectively.  The risk-free interest rate was based on rates established by the Federal Reserve Bank, the Company uses the historical volatility of its common stock, and the expected life of the instruments is determined by the expiration date of the instrument.  The expected dividend yield was based on the fact that the Company has not paid dividends to common stockholders in the past and does not expect to pay dividends to common stockholders in the future.

The Company measured the aggregate fair value of the conversion feature and the warrants issued on the date of issuance of May 13, 2010 as $3,542,348. The value of the derivative liability at the date of issuance of $3,542,348 in excess of the related convertible notes payable with a face amount of $1,500,000 was $2,042,348, and such amount was recognized in the accompanying 2010 statements of operations as a cost of the private placement. As of September 30, 2010, the Company re-measured the remaining derivative liabilities and determined the aggregate fair value to be $3,954,709. The Company recorded the change in fair value of the derivative liabilities of $412,361 in the accompanying statement of operations for the three and nine months ending September 30, 2010.

5.            IMPAIRMENT OF LONG-LIVED ASSETS

During the three months ended September 30, 2010, management performed a comprehensive review of the Intellectual Property Rights previously capitalized. Upon the completion of the review, based on management’s interpretation of costs actually eligible for categorization as Long-Lived Assets as well as their current status as patents pending and potential realization of such assets, it was determined that a reduction in the carrying value was appropriate.  Accordingly, an impairment charge of $572,868 was recorded in the three and nine months ended September 30, 2010.

6.           STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2010, the Company sold an aggregate of 1,010,132 common stock units to certain investors at a per unit price of $0.22, resulting in gross proceeds to the Company of $225,000. There were no commissions paid with respect to the private placement.  Each unit consists of one share of the Company’s common stock, one five-year warrant to purchase an additional share of the Company’s common stock at an exercise price of $0.22 per share.

During the nine months ended September 30, 2010, the Company issued 448,570 of its shares of common stock valued at $0.227 per share in exchange of settlement of $100,000 of certain accounts payable.  The shares issued were valued at the trading price at the date of the agreement.

During the nine months ended September 30, 2010, the Company issued 201,944 of its shares of common stock in exchange of conversion of $79,364 of convertible notes payable and accrued interest in accordance with the terms of the notes.

ATHERNOVA INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2010 (Unaudited)

Stock Options

The Company has a stockholder-approved stock incentive plan for employees under which it has granted incentive stock options.  In May 2010, the Company established the 2010 Stock Incentive Plan (the “2010 Plan”), which provides for the granting of awards to officers, directors, employees and consultants to purchase or acquire up to 4,362,964 shares of the Company’s common stock.  The awards have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors and are issued at an exercise price determined by the Board of Directors.  Options issued under the 2010 Plan will have an exercise price equal to or greater than the fair market value of a share of the Company’s common stock at the date of grant.  The 2010 Plan expires on May 20, 2020 as to any further granting of options.  In the three months ended September 30, 2010 there were options to purchase up to 1,550,000 shares of the Company’s common stock granted under the 2010 Plan.  There were options outstanding to purchase a total of 2,099,498 shares granted under the 2010 Plan as well as outside the 2010 Plan.  There were 2,812,964 shares reserved for future grants under the 2010 Plan.

As an inducement for our CFO to enter into the Employment Agreement we granted to him options under the Plan to purchase 250,000 shares of our common stock which were valued using a black schools option pricing model at $252,500.  The options have a term of 7 years, a per share exercise price of $1.11 and vest 25% on the first anniversary of the date of grant and 6.25% on a quarterly basis thereafter until fully vested.  The CFO maintains the option granted to him on March 6, 2010 by AtheroNova Operations and assumed by us on May 13, 2010, to purchase 549,498 shares of our common stock at a purchase price of approximately $0.22 per share which were valued using a black schools pricing at $112,700.  Such options vest 25% on January 6, 2011 and 75% evenly on a monthly basis over the next three years thereafter and expire January 7, 2017.

On August 30, 2010, the Board of Directors granted the CEO options under the Plan to purchase 1,000,000 shares of our common stock.  The options have a term of 7 years, a per share exercise price of $1.11 and vest 25% on the first anniversary of the date of grant and 6.25% on a quarterly basis thereafter until fully vested. The options were valued using a black schools option pricing model at $1,010,000.

On August 30, 2010, the Board of Directors granted to members of the Board of Directors options under the Plan to purchase 275,000 shares in the aggregate of our common stock.  The options have a term of 7 years, a per share exercise price of $1.11 and vest 25% on the date of grant and 25% every anniversary thereafter until fully vested. The options were valued using a black schools option pricing model at $277,750.

On August 30, 2010, the Board of Directors granted to an employee options under the Plan to purchase 25,000 shares in the aggregate of our common stock.  The options have a term of 7 years, a per share exercise price of $1.11 and vest monthly over a five year period. The options were valued using a black schools option pricing model at $25,250.

ATHERNOVA INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2010 (Unaudited)

A summary of the status of the Company’s stock options as of September 30, 2010 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	--	$--	--	--
Granted	2,099,498	$0.878	6.852	1,280,694
Exercised	--	--	--	--
Cancelled	--	--	--	--
Outstanding at September 30, 2010	2,099,498	$0.878	6.852	$1,280,694
Exercisable at September 30, 2010	69,271	$1.11	6.92	$42,255
Weighted-average fair value of options granted during the nine month period ended September 30, 2010	$0.878

During the nine months ended September 30, 2010, the Company recognized $123,617 of compensation costs related to the vesting of these options. As of September 30, 2010, the total compensation cost related to nonvested option awards not yet recognized is $1,184,956.  The weighted average period over which it is expected to be recognized is approximately 3.5 years.  The intrinsic value of the shares outstanding at September 30, 2010 was $4,458,391.

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

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges in 2010:

	Three months ended September 30,
	2010	2009

Expected volatility	138%	--
Dividend yield	--	--
Expected term (in years)	6.25	--
Risk-free interest rate	1.92%	--

ATHERNOVA INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2010 (Unaudited)

Warrants

On March 6, 2010, AtheroNova Operations issued warrants to Boris Ratiner to purchase 1,121,424 shares of AtheroNova Operations’ common stock.  The warrants vested immediately, had a term of 5 years and were exercisable at a purchase price of $0.22.  The warrants were valued using a black schools option pricing model at $250,000 with the following assumptions: risk free interest rate of 3.13%, dividend yield of 0%, volatility factors of the expected market price of common stock of 139%, and an expected life of 7.5 years.

Prior to 2010, as part of its sales of units of its common stock, the Company issued 1,457,852 warrants to purchase shares of common stock of the Company.  These common stock warrants were assumed by the Company in connection with the Merger (See Note 1).  All pre-merger warrants were assumed with a cost equivalent cost of that of the warrant that had been issued by AtheroNova Operations. The assumed warrants also kept the same expiration date as the original warrant issued.  The Company also issued 1,009,283 warrants as part of the sale of units of common stock in 2010.

We also issued warrants to purchase 1,908,797 shares of our common stock associated with the Capital Raise transaction consummated on May 13, 2010 (See Note 3).  These warrants have a 4 year term, are exercisable at any time, have a cashless exercise feature which allows the purchaser the option to determine a net number of shares that would be received based on the then current market price and have an automatic conversion clause upon maturity if not previously exercised. Additionally, these warrants were originally issued with an exercise price of $0.39 but the warrant agreement contains an anti-dilution feature which allows for certain adjustments to the exercise price in case of future issuance of stock below at a price below the original exercise price, see related accounting treatment under Footnote 7.

As of September 30, 2010 there are warrants to purchase 5,497,355 shares of our common stock outstanding with expiration dates ranging from February 2013 through September 2014 and exercise prices ranging from $0.22 to $0.39.  A summary of the status of our warrants as of September 30, 2010 and changes during the period then ended is presented below:

Shares underlying warrants issued:
Beginning balance at January 1, 2010	1,457,852
Shares granted or assumed	4,039,504
Ending balance at September 30, 2010	5,497,356

The intrinsic value of the warrants at September 30, 2010 was $14,941,662.

7.           CONTRIBUTION OF CAPITAL

On December 1, 2006, the Company received certain intellectual property through an intellectual property assignment agreement from two then serving directors of the Company who are stockholders.  In exchange for the intellectual property, the Company issued two $100,000 non-interest bearing notes payable for a total of $200,000.

In March 2010, the two directors agreed to cancel the Company’s notes without any additional consideration.  The Company recorded the cancellation of the two notes in the aggregate of $200,000 as contributed capital.

8.           SUBSEQUENT EVENTS

On October 11, 2010, W-Net Fund I, L.P converted a portion of its note into our common stock.  Principal in the amount of $19,449 and accrued interest in the amount of $201 was converted into 49,488 and 512 shares, respectively, of our common stock.

On October 13, 2010 we appointed Alexander Polinsky to the Board of Directors to fill one of the two vacant seats on the Board.  Mr. Polinsky will serve on the Audit, Compensation and Medical Committees. Upon election to the Board, Mr. Polinsky was granted options to purchase 50,000 shares of the Company’s common stock at an exercise price of $2.00.

ATHERNOVA INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2010 (Unaudited)

On October 14, 2010 a warrant holder exercised their option to purchase 78,475 shares of the Company’s common stock for a cash price of $17,500.

On October 19, 2010 we signed a research agreement with Cedars-Sinai Medical Center in Los Angeles California in which the institution will provide research services on a pre-clinical trial in which they will provide lab space and research services.  The contract calls for payments totaling $312,583 to be paid upon certain benchmarks during the research project.  An initial payment of $75,000 was made upon execution of the agreement.

On November 2, 2010 we signed a research agreement with The University of California, Los Angeles in which it will provide research services on another phase of our pre-clinical trial in which they will provide lab space and research services.  The contract calls for payments totaling $156,667 to be paid in 3 installments.  An initial payment of $78,334 was made upon execution of the agreement.

On November 10, 2010 the Company issued 18,000 shares of its common stock to a service provider in consideration of services rendered to the Company.

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three and nine months ended September 30, 2010 and 2009.  The discussion and analysis that follows should be read together with the condensed consolidated financial statements and the notes to the financial statements included elsewhere in this report.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.  Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in the section of our annual report on Form 10-K captioned “Risk Factors.”

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

Historically, we have funded our working capital needs primarily through the sale of shares of our capital stock and debt financings.

The merger was accounted for as a reverse merger (recapitalization) with AtheroNova Operations deemed to be the accounting acquirer, and our company deemed to be the legal acquirer.  Accordingly, the following discussing represents a discussion of the operations of our wholly-owned subsidiary, AtheroNova Operations for the periods presented.

Results of Operations

Three-month Period ended September 30, 2010 vs. 2009

	Quarters ended September 30,		Increase
	2010	2009	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$--	$--	$--
Other research and development expenses	--	--	--
Total research and development expenses	--	--	--
General and administrative:
Share-based compensation	113,409	--	113,409
Other general and administrative expenses	480,619	5,230	475,389
Total general and administrative expenses	594,028	5,230	588,798
Impairment charge-intellectual property	572,868	--	572,868
Interest expense	196,810	--	196,810
Change in fair value of derivative liabilities	412,361	--	412,361
Other income	(676)	(1)	(675)
Total other (income) expense	1,181,363	(1)	1,181,364
Net loss	$1,775,391	$5,229	$1,770,162

Nine-month Period ended September 30, 2010 vs. 2009

	Nine months ended September 30,		Increase
	2010	2009	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$--	$--	$--
Other research and development expenses	110,450	--	110,450
Total research and development expenses	110,450	--	110,450
General and administrative:
Share-based compensation	473,628	--	473,628
Other general and administrative expenses	562,140	12,663	549,477
Total general and administrative expenses	1,035,768	12,663	1,023,105
Merger-related expenses	323,294	--	323,294
Impairment charge-intellectual property	572,868	--	572,868
Interest expense	233,060	--	233,060
Private placement costs	2,042,348	--	2,042,348
Change in fair value of derivative liabilities	412,361	--	412,361
Other income	614	(127)	741
Total other (income) expense	3,584,545	(127)	3,584,672
Net loss	$4,730,763	$12,536	$4,718,227

Three months ended September 30, 2010 Compared to the three months ended September 30, 2009

During the three month periods ended September 30, 2010 and 2009, we did not recognize any revenues.  We are considered a development stage company and do not expect to have revenues relating to our products in the foreseeable future, if at all.

For the quarters ended September 30, 2010 and 2009, we did not incur any research and development expenses in either period.  This is mainly because we have not started the second pre-clinical study as of the end of the 3rd quarter of 2010 and in the 3rd quarter of 2009 we had completed the laboratory portion of our pilot study and had not reached the conclusion of the data analysis phase.

General and administrative costs increased to $594,028 in the third quarter of 2010 compared to $5,230 for the quarter ended September 30, 2009, or an increase of $588,798 due to the costs associated with the establishment of corporate offices, payroll expenses as the Company retained executive and administrative functions as well as legal costs to create and file the Registration and public reporting documents as well as stock based compensation expense for officers and directors of the Company, with no comparable activities in the same period of 2009.

For the quarter ended September 30, 2010 other (income) expense was $196,134 compared to $(1) for the quarter ended September 30, 2009.  This change of $196,135 is primarily due to interest expense and discount amortization incurred on the 2.5% Senior Secured Convertible Notes (“Notes”) for the quarter, as well as amortization of debt discount of $75,337 on the portion of the convertible note converted to common stock during the quarter.  The Company had no comparable debt in the three months ended September 30, 2009.

Impairment charges relating to the Intellectual Property were $572,294 for the three months ended September 30, 2010 compared to $0 for the three months of the prior year.  This impairment charge was related to management’s evaluation of the likelihood of realization of the assets as well as evaluation of the appropriateness of recording such costs as intangible assets.

For the quarter ended September 30, 2010 change in fair value of derivative liabilities was $412,361 compared to $0 for the same period in the prior year due to the recognition of quarterly valuation adjustments of the convertible notes and warrants.

Net loss for the quarter ended September 30, 2010 was $1,775,391 compared to $5,229 for the quarter ended September 30, 2009 due to the legal and accounting costs associated with completing the reporting and registration documentation as a public company, as well as the impairment charge for intangible assets.  Also contributing to the loss were the costs of establishing corporate offices as well as a loss recorded for the fair value accounting of the securities issued in the debt placement.

Nine months ended September 30, 2010 Compared to the nine months ended September 30, 2009

During the nine month periods ended September 30, 2010 and 2009, we did not recognize any revenues.  We are considered a development stage company and do not expect to have revenues relating to our products in the foreseeable future, if at all.

Research and development costs increased to $110,450 in the nine months ended September 30, 2010 compared to $0 on the same period in the prior year as we completed the data analysis phase of our initial contract laboratory research this year while there was no corresponding progress payments made in the nine month period ended September 30, 2009.

For the nine months ended September 30, 2010, general and administrative costs increased to $1,035,768 compared to $12,663 for the nine months ended September 30, 2009.  This increase of $1,023,105 is primarily due to cost associated with the reverse merger in 2010, stock-based compensation of $473,628 to our employees, directors and a consultant, and cost associated with establishment of a corporate office, whereas no comparable expenses were incurred in the same period of the prior year.

For the nine months ended September 30, 2010 other (income) expense was $231,915 compared to $(127) for the nine months ended September 30, 2009.  This increase is primarily due to interest expense and discount amortization of $218,470 incurred on the Notes from the date of sale, May 13, 2010, through the end of the nine month period. We had no comparable debt in the nine months ended September 30, 2009.

Merger related expenses increased to $323,294 in the first nine months of 2010 with no comparable activity for the nine months ended September 30, 2009 due to recognition of the costs of completion of the reverse merger with Trist Holdings, Inc.   These costs included the cost of purchasing the public shell company for $250,000 and costs incurred by the shell company relating to the merger activity.

Impairment charges relating to the Intellectual Property were $572,294 for the first nine months ended September 30, 2010 compared to $0 for the same period of the prior year.  This impairment charge was related to management’s evaluation of the likelihood of realization of the assets as well as evaluation of the appropriateness of recording such costs as intangible assets.  (see Note 7 to the accompanying financial statements).

For the nine months ended September 30, 2010, Private placement costs were $2,042,348 compared to $0 for the comparable period of 2009 due to derivative liability recorded relative to conversion feature of the convertible notes and warrants issued by us during 2010.

For the nine months ended September 30, 2010, change in fair value of derivative liabilities was $412,361 compared to $0 for the comparable period of 2009 due to recording of market price valuation assigned to convertible notes and warrants issued by us during 2010.

Net loss for the nine months ended September 30, 2010 was $4,730,763 compared to $12,536 for the nine months ended September 30, 2009 due to the costs associated with completing the reverse merger, the fair value accounting for securities issued in the debt placement, impairment charges for the value of intellectual property rights, increase in contract research and compensation in cash and in equity for employees, directors and consultants as we started our first significant increase in operations to continue our research and development and to meet our obligations as a reporting company.

Liquidity and Capital Resources

From inception to September 30, 2010, we incurred a deficit during the development stage of $4,916,708 primarily as a result of our fair value accounting of debt and warrant issuances and net losses, and we expect to continue to incur additional losses for at least the next twelve months and for the foreseeable future.  These losses have been incurred through a combination of research and development activities as well as patent work related to our technology, expenses related to the merger and to public reporting obligations and the costs to supporting all of these activities.

We have financed our operations since inception primarily through equity and debt financings.  During the nine months ended September 30, 2010, we had a net increase in cash and cash equivalents of $499,733.  This increase resulted largely from net cash provided by financing activities of $1,620,601 partially offset by net cash used in operating activities of $1,113,799.  Total liquid resources as of September 30, 2010 were $527,780 compared to $28,047 at December 31, 2009.

As of September 30, 2010, we had a working capital deficit of $3,523,595 compared to a working capital deficit of $383,812 at December 31, 2009.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development.  Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.  Through September 30, 2010, a significant portion of our financing has been through private placements of common stock and warrants and debt financing.  Unless our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the similar sources of capital previously described.  We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.  We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.

Based on our resources available at September 30, 2010, management believes that we have sufficient capital to fund our operations through the first quarter of 2011.  Management believes that we will need additional equity or debt financing, or generate revenues through licensing of our products or entering into strategic alliances to be able to sustain our operations into 2011.  Furthermore, we will need additional financing thereafter to complete development and commercialization of our products.  There can be no assurances that we can successfully complete development and commercialization of our products.

These matters raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have reported net losses of $4,730,763 and $12,536 for the nine month periods ended September 30, 2010 and 2009, respectively.  The net loss attributable to common shares from date of inception, December 13, 2006 to September 30, 2010, amounts to $4,916,708.  Management believes that we will continue to incur net losses through at least September 30, 2011.

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

As of September 29, 2010, one of the holders of the notes, MKM Opportunity Fund, converted a portion of its note into our common stock.  Principal in the amount of $78,600 and accrued interest in the amount of $764 was converted into 200,000 and 1,944 shares, respectively, of our common stock.

Commitments

Development Commitments

At present we have no development commitments.

Research and Development Projects

At present the Company has no commitments for research and development projects.

Summary of Contractual Commitments

Employment Agreements

Employment agreements with our Chief Executive Officer and Chief Financial Officer are incorporated by reference as Exhibits 10.1 and 10.2 to the Current Report on Form 8-K (File No. 000-52315) filed with the Securities Exchange Commission (“Commission”) on September 3, 2010.

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

Intangible and Long-Lived Assets

In accordance with ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.  When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount.  Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.  Our management reviewed the intangible assets of the Company during the current period and determined that there is impairment of our long-lived assets. Accordingly, the Company has reduced the carrying value of these intangible assets to $0.  There can be no assurance, however, that market conditions will not change or demand for our products under development will continue.

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

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (FASB) issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

In April 2010, the FASB issued new accounting guidance to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect adoption of this standard will have a material impact on its consolidated financial statements.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, there should be no impact on the consolidated financial statements of the Company upon adoption.

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control

During the quarter ended September 30, 2010, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 29, 2010, one of the holders of the notes, MKM Opportunity Fund, converted a portion of its note into our common stock.  Principal in the amount of $78,600 and accrued interest in the amount of $764 was converted into 200,000 and 1,944 shares, respectively, of our common stock.

On October 11, 2010, W-Net Fund I, L.P. converted a portion of its note into our common stock.  Principal in the amount of $19,449 and accrued interest in the amount of $201 was converted into 49,488 and 512 shares, respectively, of our common stock.

On October 14, 2010 a warrant holder exercised their option to purchase 78,475 shares of our common stock for a cash price of $17,500.

On November 10, 2010 we issued 18,000 shares to a service provider in consideration of services rendered to us.

In making the stock issuances described above without registration under the Securities Act of 1933, as amended (the “Securities Act”), we relied upon one or more of the exemptions from registration contained in and/or promulgated under Section 4(2) of the Securities Act as each of the stock recipients was an accredited investor and no general solicitation or advertising was used in connection with the stock issuances.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHERONOVA INC.

Date: November 12, 2010	By:	/s/ Mark Selawski
Mark Selawski
Chief Financial Officer
(Principal financial and accounting officer)