Form 10-Q
period 2011-03-31
AtheroNova Inc.
filed 2011-05-13
CIK 1377053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May10, 2011 there were 24,219,037 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	3

	Condensed Consolidated Statements of Operations (Unaudited) for the three month periods ended March 31, 2011 and 2010, and for the period from December 13, 2006 (Inception) through March 31, 2011	4

	Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) (Unaudited) for the period from December 13, 2006 (Inception) through March 31, 2011	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the three month periods ended March 31, 2011 and 2010, and for the period from December 13, 2006 (Inception) through March 31, 2011	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	25

Item 4.	Controls and Procedures	26

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits	27

Part I – Financial Information
Item 1. Financial Statements

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
Assets	(unaudited)

Current Assets
Cash	$15,219	$177,802
Other Current Assets	6,653	14,039
Total Current Assets	21,872	191,841
Equipment, net	4,932	5,521
Total Assets	$26,804	$197,362
Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$273,908	$157,665
Interest payable	31,358	22,596
Derivative Liability	6,476,493	13,697,923
Total Current Liabilities	6,781,759	13,878,184

2.5% Senior secured convertible notes, net of discount	315,740	228,298

Stockholders’ Deficiency:
Preferred stock $0.0001 par value, 10,000,000 shares authorized, none outstanding at March 31, 2011 and December 31, 2010	--	--
Common stock $0.0001 par value, 100,000,000 shares authorized, 23,445,899 and 23,420,899 outstanding at March 31, 2011 and December 31, 2010, respectively	2,340	2,337
Additional paid in capital	2,074,024	1,931,340
Deficit accumulated during the development stage	(9,147,059)	(15,842,797)
Total stockholders’ deficiency	(7,070,695)	(13,909,120)
Total Liabilities and Stockholders’ Deficiency	$26,804	$197,362

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
For the three month periods ended March 31, 2011 and 2010,
And for the period from December 13, 2006 (Inception) through March 31, 2011

	Three months ended March 31,		Cumulative From
	2011	2010	Inception

Revenue, net	$--	$--	$--

Operating expenses:
Research and development	88,263	60,000	579,798
General and administrative expenses	338,050	72,633	2,240,717
Impairment charge-intellectual property	--	--	572,868
Total operating expenses	426,313	132,633	3,393,383

Loss from operations	(426,313)	(132,633)	(3,393,383)

Other income / (expenses):
Other income	64	6	3,180
Merger-related expenses	--	--	(323,294)
Cancellation of related-party debt	--	--	100,000
Interest expense	(96,203)	--	(446,111)
Private Placement Costs	--	--	(2,148,307)
Change in fair value of derivative liabilities	7,221,430	--	(2,934,145)

Net income (loss) before income taxes	6,698,978	(132,627)	(9,142,060)

Provision for income taxes	3,240	959	4,999
Net income (loss)	$6,695,738	$(133,586)	$(9,147,059)

Basic income (loss) per share	$0.29	$(0.01)
Diluted income (loss) per share	$0.25	$(0.01)

Basic weighted average shares outstanding	23,429,232	21,412,167
Diluted weighted average shares outstanding	26,449,122	21,412,167

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)
For the period from December 13, 2006 (Inception) through March 31, 2011

Description	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
Issuance of Common Stock to Founders	19,233,029	1,923	(1,923)	--	--
Net loss	--	--	--	--	--
Balance – December 31, 2007	19,233,029	1,923	(1,923)	--	--
Issuance of Common Stock for Cash at $0.223 per share	1,010,132	101	224,899	--	225,000
Net loss	--	--	--	(173,622)	(173,622)
Balance – December 31, 2008	20,243,161	2,024	222,976	(173,622)	51,378
Issuance of Common Stock for Cash at $0.223 per share	224,663	23	99,977	--	100,000
Fair value of common stock issued for services	224,284	22	49,978	--	50,000
Net Loss	--	--	--	(12,323)	(12,323)
Balance – December 31, 2009	20,692,108	2,069	372,931	(185,945)	189,055
Issuance of common stock for Cash at $0.223 per share	1,010,132	101	224,899	--	225,000
Exercise of warrants	392,498	39	87,488	--	87,527
Fair value of warrants issued for services	--	--	518,000	--	518,000
Fair value of vested options	--	--	287,355	--	287,355
Fair value of common stock issued for services	466,570	47	140,453	--	140,500
Contribution of stockholder notes payable to capital	--	--	200,000	---	200,000
Shares issued in reverse merger	607,647	56	1,225	--	1,281
Shares issued upon note conversion	251,944	25	98,989	--	99,014
Net loss	--	--	--	(15,656,852)	(15,656,852)
Balance – December 31, 2010	23,420,899	2,337	1,931,340	(15,842,797)	(13,909,120)
Issuance of common stock for Cash at $1.00 per share	25,000	3	24,997	--	25,000
Fair value of vested options	--	--	110,197	--	110,197
Fair value of warrants issued for services	--	--	7.490	--	7,490
Net income	--	--	--	6,695,738	6,695,738
Balance – March 31, 2011	23,445,899	$2,340	$2,074,024	$(9,147,059)	$(7,070,695)

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
For the three month periods ended March 31, 2011 and 2010,
And for the period from December 13, 2006 (Inception) through March 31, 2011

	Three months ended March 31,		Cumulative From
	2011	2010	Inception
Operating Activities:
Net income (loss)	$6,695,738	$(133,586)	$(9,147,059)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	87,442	--	413,789
Depreciation	589	86	2,137
Stock based compensation	117,687	--	1,113,542
Impairment charge-intellectual property	--	--	572,867
Cost of private placement	--	--	2,148,307
Change in fair value of derivative liabilities	(7,221,430)	--	2,934,145
Cancellation of debt	--	--	(100,000)
Changes in operating assets and liabilities:
Other current assets	7,386	--	(6,653)
Accounts payable and accrued expenses	125,005	(97,271)	405,266
Net cash used in operating activities	(187,583)	(230,771)	(1,663,659)
Investing Activities
Purchase of equipment	--	(1,042)	(7,069)
Investment in intellectual property	--	--	(372,867)
Cash received from reverse merger	--	--	1,281
Net cash used in investing activities	--	(1,042)	(378,655)
Financing Activities
Proceeds from issuance of common stock	25,000	327,500	662,527
Proceeds from sale of 2.5% senior secured convertible notes, net	--	--	1,395,006
Net cash provided by financing activities	25,000	327,500	2,057,533
Net change in cash	(162,583)	95,688	15,219
Cash - beginning balance	177,802	28,047	--
Cash - ending balance	$15,219	$123,734	$15,219
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,240	$959	$4,999
Supplemental disclosure of non-cash investing and financing transactions:
Stockholder notes issued in exchange for intellectual property	$--	$--	$200,000
Conversion of notes payable to related parties treated as a contribution to capital	$--	$--	$--
Conversion of convertible notes payable to additional paid-in capital	$--	$--	$99,014
Derivative liability created on issuance of convertible notes and warrants created	$--	$--	$1,500,000
Reclass of accounts payable to related party notes	$--	$--	$100,000

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying condensed consolidated financial statements of AtheroNova Inc. and subsidiary (“AtheroNova,” “we,” “us, “our” and “our Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2011 or for any other interim period.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2010, which are included in the Company’s Report on Form 10-K for such year filed on March 31, 2011.  The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited financial statements included in the Form 10-K for that year.

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

Immediately prior to the Merger, AtheroNova had 107,272,730 shares of its common stock issued and outstanding. In connection with the Merger, AtheroNova issued 88,575,048 shares of its Super-Voting Common stock in exchange for the issued and outstanding shares of common stock of AtheroNova Operations, and assumed AtheroNova Operations’ outstanding options and warrants which became exercisable to purchase an aggregate of up to 16,552,227 shares of AtheroNova Super-Voting Common Stock.  Upon the effectiveness of the 1-for-200 reverse stock split all shares of AtheroNova Super-Voting Common Stock were automatically converted on a 50-to-1 basis into AtheroNova common stock, resulting in the issuance of 22,143,763 shares of AtheroNova common stock to the former holders of AtheroNova Operation’s common stock, and the outstanding shares of common stock held by AtheroNova’s existing stockholders were combined into 607,647 shares of AtheroNova common stock.

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

On May 13, 2010, we also entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with W-Net Fund I, L.P. (“W-Net”), Europa International, Inc. (“Europa”), and MKM Opportunity Master Fund, Ltd. (“MKM” and together with W-Net and Europa, the “Purchasers”), pursuant to which the Purchasers, on May 13, 2010, purchased from us (i) 2.5% Senior Secured Convertible Notes (the “Notes”) for a cash purchase price of $1,500,000, and (ii) Common Stock Purchase Warrants pursuant to which the Purchasers may purchase up to 1,908,798 shares of our common stock at an exercise price of approximately $0.39 per share (the “Warrants”) (the “Capital Raise Transaction”).  The Notes, including accrued interest through their maturity, are convertible into 4,199,358 shares of our common stock at a conversion price of approximately $0.39 per share (see Note 3).  To date, principal of $98,049 and interest of $965 have been converted to 249,488 and 2,456 shares, respectively.

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

Condensed ConsolidatedFinancial Statements

The accompanying unaudited condensed consolidated financial statements primarily reflect the financial position, results of operations and cash flows of AtheroNova Operations (as discussed above).  The accompanying unaudited condensed consolidated financial statements of AtheroNova Operations have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“Commission”).  Accordingly, these interim financial statements do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period.  Amounts related to disclosures of December 31, 2010 and balances within those consolidated financial statements were derived from the audited 2010 consolidated financial statements and notes thereto filed on Form 10-K filed with the Commission on March 31, 2011.

Use of Estimates

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in AtheroNova’s Annual Report on Form 10-K filed with the Commission on March 31, 2011.  In preparing these consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant estimates and assumptions included in the Company’s condensed consolidated financial statements relate to the valuation of long-lived assets, accrued other liabilities, and valuation assumptions related to share based payments and derivative liability.

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has a stockholders deficiency of $7,070,695 at March 31, 2011, and has incurred recurring losses from operations since inception.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management is currently in the process of offering and selling to accredited investors units consisting of one share of the Company’s common stock and a warrant to purchase 0.3 of a share of the Company’s common stock, at a per unit price of $0.55, to raise funds necessary for general corporate and research costs.  This offering if fully subscribed, will raise approximately $1,000,000, prior to any fundraising costs, which should be sufficient to fund operations through the end of the fourth quarter of 2011.  This offering is ongoing and there can be no assurances it will result in the sale of a sufficient number of units to provide sufficient operating capital.  The securities being offered in such offering will not be or have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  There can be no assurances that sufficient subsequent funding, if any at all, will be raised by this or future offerings or that the cost of such funding will be reasonable.

In light of the foregoing, management will also seek funding through grants and other such funds available from private and public sources established to further research in health care and advancement of science.  Management continues to meet with representatives of private and public sources of funding to continue the ongoing process of capital development sufficient enough to cover negative cash flows expected in future periods and will continue to do so in the coming months.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiary.  All significant intercompany transactions and balances have been eliminated in consolidation.

Research and Development Costs

Costs incurred for research and development are expensed as incurred.  Purchased materials that do not have an alternative future use are also expensed.  For the three months ended March 31, 2011 and 2010, research and development costs incurred were $88,263 and $60,000, respectively.

Income Taxes

Current income tax expense is the amount of income taxes expected to be payable for the current year plus extensions for the prior year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies, in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

Earnings and Loss per Share

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

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the company reported an operating loss because all warrants and stock options outstanding are anti-dilutive.

A reconciliation of basic and diluted shares for the three months ended March 31, 2011 and 2010 follows:

	March 31,	March 31,
	2011	2010

Average common shares outstanding-basic	23,429,232	21,412,167
Effect of dilutive securities-
Warrants	2,756,074	--
Employee and director stock options	263,816	--

Average diluted shares	$26,449,122	$21,412,167

There were no adjustments to net income required for purposes of computing diluted earnings per share.

Warrants, options and other potentially dilutive securities are antidilutive and excluded from the dilutive calculations when their exercise or conversion price exceeds the average stock market price during the period or the effect would be anti-dilutive when applied to a net loss during the period(s) presented.  The following table sets forth the shares excluded from the diluted calculation for the three month periods presented as follows:

	March 31,	March 31,
	2011	2010

Convertible notes	3,568,108	--
Warrants	--	4,059,556
Employee and director stock options	--	549,498

Total potentially dilutive shares	$3,568,108	$4,609,054

Such securities could potentially dilute earnings per share in the future.

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

Revenue Recognition

As of March 31, 2011, the Company has not generated any revenues from the development of its products and is therefore still considered to be a development stage company.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2011.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$6,476,493	$--	$--	$6,476,493

At March 31, 2011 and December 31, 2010, the fair values of cash and cash equivalents, and accounts payable approximate their carrying values.

Recently Issued Accounting Standards

Recent accounting pronouncements did not or are not believed to have a material impact on the Company's present or future consolidated financial statements.

3.            2.5% SENIOR SECURED CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(Unaudited)

Convertible Notes Payable	$1,401,951	$1,401,951
Less valuation Discount	(1,086,211)	(1,173,653)
Convertible Notes Payable, net	$315,740	$228,298

The following table summarizes the changes in the net carrying value of the notes during the current quarter:

	Principal Balance	Valuation Discount	Net Notes payable balance
Beginning balance at December 31, 2010	$1,401,951	$(1,173,653)	$228,298
Exercise of convertible feature	--	--	--
Amortization of discount	--	87,442	87,442
Ending balance at March 31, 2011	$1,401,951	(1,086,211)	$315,740

On May 13, 2010, we entered into a Securities Purchase Agreement with W-Net, Europa and MKM pursuant to which the Purchasers, purchased from us (i) 2.5% Senior Secured Convertible Notes for a cash purchase price of $1,500,000, and (ii) Common Stock Purchase Warrants pursuant to which the Purchasers may purchase up to 1,908,797 shares of our common stock at an exercise price equal to approximately $0.39 per share, subject to adjustment.  A portion of the proceeds from the Capital Raise Transaction were used to pay $250,000 owed by us to the two principal holders of our common stock, W-Net and Europa, and to reimburse them for legal and accounting fees and $73,294 of other expenses incurred by them and our company in connection with the Merger and the Capital Raise Transaction. Such costs have been reflected as costs of the reverse merger in the accompanying statement of operations. The net proceeds available to us for our operations were reduced by such payments.

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

Each Note is convertible at any time into common stock at a specified conversion price, which is initially approximately $0.39 per share, subject to adjustment.  Immediate conversion of the Notes would result in the holders receiving 3,817,594 shares of our common stock.

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

The Company determined that the fair value of the conversion feature at issuance was $2,370,245, and that the fair value of the warrant liability at issuance was $1,172,103, based upon a weighted average Black-Sholes-Merton calculation. The Company recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the note. As the aggregate fair value of these liabilities of $3,542,348 exceeded the note value of $1,500,000, the excess of the liability over the note amount of $2,042,348 was considered as a cost of the private placement.  As of March 31, 2011, the Company has amortized $413,789 of the valuation discount, and the remaining unamortized valuation discount of $1,086,211 as of March 31, 2011 has been offset against the face amount of the notes for financial statement purposes. The fair value of the derivative liabilities as of March 31, 2011 was $6,476,493 (see Note 4).

From issuance through March 31, 2011, holders of the notes have exercised their option to convert a portion of the notes into our common stock.  Principal in the amount of $98,049 and accrued interest in the amount of $965 was converted into 249,488 and 2,456 shares, respectively, of our common stock in the year ended December 31, 2010.

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

	March 31, 2011	December 31, 2010
	(Unaudited)
Conversion feature :
Risk-free interest rate	1.29%	2.01%
Expected volatility	140%	150%
Expected life (in years)	3.12 years	3.37 years
Expected dividend yield	0.00%	0.00%

Warrants :
Risk-free interest rate	1.29%	2.01%
Expected volatility	140%	150%
Expected weighted average life (in years)	3.12 years	3.37 years
Expected dividend yield	0.00%	0.00%

Fair Value :
Conversion feature	$4,353,427	$9,177,865
Warrants	2,123,066	4,520,058
	$6,476,493	$13,367,923

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

The Company measured the aggregate fair value of the conversion feature and the warrants issued on the date of issuance of May 13, 2010 as $3,542,348. The value of the derivative liability at the date of issuance of $3,542,348 in excess of the related convertible notes payable with a face amount of $1,500,000 was $2,042,348, and such amount was recognized in the 2010 statements of operations as a cost of the private placement. As of March 31, 2011, the Company re-measured the remaining derivative liabilities and determined the aggregate fair value to be $6,476,493. The Company recorded the change in fair value of the derivative liabilities of $7,221,430 in the accompanying statement of operations for the three months ending March 31, 2011.

5.             STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2011, the Company sold an aggregate of 25,000 shares of the Company’s common stock to an accredited investor at a per share price of $1.00, resulting in gross proceeds to the Company of $25,000. On April 11, 2011, the Company amended the subscription agreement pursuant to which such shares were sold to provide, instead for the purchase of 45,454 units consisting of 45,454 shares of the Company’s common stock and warrants, having a term of three years and an exercise price of $0.60 per share, to purchase 13,636 shares of the Company’s common stock.  There were no commissions paid with respect to this sale.  In making the stock issuances described above without registration under the Securities Act, we relied upon one or more of the exemptions from registration contained in and/or promulgated under Section 4(2) of the Securities Act as each of the stock recipients was an accredited investor and no general solicitation or advertising was used in connection with the stock issuances.

Stock Options

The Company has a stockholder-approved stock incentive plan for employees under which it has granted incentive stock options.  In May 2010, the Company established the 2010 Stock Incentive Plan (the “2010 Plan”), which provides for the granting of awards to officers, directors, employees and consultants to purchase or acquire up to 4,362,964 shares of the Company’s common stock.  The awards have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors and are issued at an exercise price determined by the Board of Directors.  Options issued under the 2010 Plan will have an exercise price equal to or greater than the fair market value of a share of the Company’s common stock at the date of grant.  The 2010 Plan expires on May 20, 2020 as to any further granting of options.  In the three months ended March 31, 2011 there were no options to purchase shares of the Company’s common stock granted under the 2010 Plan.  There were options outstanding to purchase a total of 2,161,998 shares granted under the 2010 Plan as well as outside the 2010 Plan.  There were 2,750,464 shares reserved for future grants under the 2010 Plan.

A summary of the status of the Company’s stock options as of March 31, 2011 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,199,498	$0.878	6.852	3,458,411
Granted	--	$--	--	--
Exercised	--	--	--	--
Cancelled	(37,500)	1.110	--	(37,875)
Outstanding at March 31, 2011	2,161,998	$0.935	6.278	$776,084
Exercisable at March 31, 2011	257,667	$0.663	6.074	$174,734
Weighted-average fair value of options granted during the three month period ended March 31, 2011	$0.000

During the three months ended March 31, 2011, the Company recognized $110,197 of compensation costs related to the vesting of these options. As of March 31, 2011, the total compensation cost related to nonvested option awards not yet recognized is $1,443,770.  The weighted average period over which it is expected to be recognized is approximately 3.25 years.  The intrinsic value of the shares outstanding at March 31, 2011 was $776,084.

To compute compensation expense, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes model.  The Company based the expected volatility assumption on a volatility index of peer companies as the Company did not have sufficient market information to estimate the volatility of its own stock.  The expected term of options granted represents the period of time that options are expected to be outstanding.  The Company estimated the expected term of stock options by using the simplified method. The expected forfeiture rates are based on the historical employee forfeiture experiences.  To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards.  The Company has not declared a dividend on its common stock since its inception and has no intentions of declaring a dividend in the foreseeable future and therefore used a dividend yield of zero.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges in the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010

Expected volatility	--	139%
Dividend yield	--	--
Expected term (in years)	--	6.25
Risk-free interest rate	--	2.62%

Warrants

On March 29, 2011, we issued warrants to an advisor to the Company to purchase 21,000 shares of our common stock.  The warrants vested over a 3 year period, have a term of 3 years and are exercisable at a purchase price of $0.50.  The warrants were valued using a Black Scholes option pricing model at $23,100 with the following assumptions: risk free interest rate of 2.25%, dividend yield of 0%, volatility factors of the expected market price of common stock of 239%, and an expected life of 3 years.

As of March 31, 2011 there are warrants to purchase 5,325,857 shares of our common stock outstanding with expiration dates ranging from February 2013 through December 2015 and exercise prices ranging from $0.22 to $1.64.  A summary of the status of our warrants as of March 31, 2011 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	5,304,857	$0.338	3.664	11,471,264
Granted	21,000	$0.500	3.000	15,750
Exercised	--	--	--	--
Cancelled	--	--	--	--
Outstanding at March 31, 2011	5,325,857	$0.338	3.412	$4,933,943
Exercisable at March 31, 2011	5,304,857	$0.338	3.414	$4,918,193
Weighted-average fair value of warrants granted during the three month period ended March 31, 2011	$1.070

6.             COMMITTMENTS

At present the Company has commitments for two research and development projects for the second pre-clinical trials.  The first agreement, with the University of California, has an expected completion date of July 1, 2011 with additional amounts due under the agreement of $39,167.

The second commitment for research and development projects, with the Cedars-Sinai Medical Center, has an expected completion date for the research portion of the project of August 31, 2011 and a completion of the preparation of the data analysis and publishable manuscript approximately 45-60 days after the completion of the laboratory work.  Additional progress payments are due at various dates dependent upon the stages of completion of the project and total $187,583.

7.             SUBSEQUENT EVENTS

On April 11, 2011, the Company amended the subscription agreement pursuant to which the Company sold, on March 11, 2011, an aggregate of 25,000 shares of the Company’s common stock to an accredited investor at a per share price of $1.00, to provide, instead, for the purchase of 45,454 shares of the Company’s common stock and warrants, having a term of three years and an exercise price of $0.60 per share, to purchase 13,636 shares of the company’s common stock.

On April 20, 21 and 25, and May 4 and 5, 2011 the Company sold to six accredited investors, in private placement transactions, an aggregate of 750,410 units at $0.55 per unit, resulting in gross proceeds to the Company of $412,725.50.  Each unit represents a share of the Company’s common stock and a warrant to purchase 0.30 shares of the Company’s common stock at an exercise price of $0.60 per share.  The warrants are fully vested and exercisable for three years from the date of issuance.

In making the stock issuances described above without registration under the Securities Act, we relied upon one or more of the exemptions from registration contained in and/or promulgated under Section 4(2) of the Securities Act as each of the stock recipients was an accredited investor and no general solicitation or advertising was used in connection with the stock issuances.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three  months ended March 31, 2011 and 2010.  The discussion and analysis that follows should be read together with the condensed consolidated financial statements and the notes to the financial statements included elsewhere in this report.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.  Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in the section of our annual report on Form 10-K captioned “Risk Factors.”

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

General

Operating expenses consist primarily of payroll and related costs, corporate infrastructure costs and research costs.  We expect that our operating expenses will increase as we finalize clinical testing and continue executing our business plan, in addition to the added costs of operating as a public company.

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

Results of Operations

Three-month Period ended March 31, 2011 vs. 2010

	Quarters ended March 31,		Increase
	2011	2010	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$-	$-	$-
Other research and development expenses	88,263	60,000	28,263
Total research and development expenses	88,263	60,000	28,263
General and administrative:
Share-based compensation	117,687	-	117,687
Other general and administrative expenses	220,363	72,633	147,730
Total general and administrative expenses	338,050	72,633	265,417
Interest expense	96,203	-	96,203
Change in fair value of derivative liabilities	(7,221,430)	-	(7,221,430)
Other (income) expense	3,176	953	2,223
Total other (income) expense	(7,122,051)	953	(7,123,004)
Net (income) loss	$(6,695,738)	$133,586	$(6,829,324)

Three months ended March 31, 2011 Compared to the three months ended March 31, 2010

During the three month periods ended March 31, 2011 and 2010, we did not recognize any revenues.  We are considered a development stage company and do not expect to have revenues relating to our products in the foreseeable future, if at all.

For the quarters ended March 31, 2011 and 2010, research and development expenses increased to $88,263 from $60,000.  This increase is primarily the result of our recording  the 2nd progress payments  due in connection with our second pre-clinical studies being currently  conducted plus additional patent development work recorded in the first quarter of 2011 compared to the final payment made upon conclusion of data analysis for our first pre-clinical study in the first quarter of 2010.

General and administrative costs increased to $338,050 in the first quarter of 2011 compared to $72,633 for the quarter ended March 31, 2010, or an increase of $265,417.  The increase in costs incurred in 2011 is due to the costs associated with our corporate offices, payroll expenses as well as the cost of stock based compensation expense of $117,687 for our officers and directors, compared to the crediting of administrative expenses in the same period of 2010 due to dismissal of obligations incurred in prior periods.

For the quarter ended March 31, 2011 interest expense was $96,203.  This change is due to interest expense and discount amortization incurred on the 2.5% Senior Secured Convertible Notes (“Notes”) for the quarter.  We had no comparable debt or interest costs in the three months ended March 31, 2010.

Change in fair value of derivative liabilities resulted in income of $7,221,430 for the three months ended March 31, 2011.  There were no such costs for the three months of the prior year.  This change in fair value results from revaluing our derivative liabilities associated with the convertible notes and warrants issued in prior year.

Net income for the quarter ended March 31, 2011 was $6,695,738 compared to a net loss of $33,586 for the quarter ended March 31, 2010 due to the income generated from the re-valuing our derivative liabilities which is only partially offset by payroll and stock based compensation for employees, officers and directors retained by the us as well as the costs associated with the ongoing costs of the 2nd pre-clinical trials.  The net loss in the three months ended March 31, 2010 included the final costs of the proof of concept study as well as legal costs associated with the negotiation  and review of merger documents and pre-merger due diligence partially offset by a reclassification of expenses.

Liquidity and Capital Resources

From inception to March 31, 2011, we incurred a deficit during the development stage of $9,147,059 primarily as a result of our losses from operations and the non-cash costs relating to the accounting of debt, derivative and warrant issuances.  We expect to continue to incur additional losses for at least the next twelve months and for the foreseeable future.  These losses have been incurred through a combination of research and development activities as well as patent work related to our technology, expenses related to the merger and to public reporting obligations and the costs to supporting all of these activities.

We have financed our operations since inception primarily through equity and debt financings.  During the three months ended March 31, 2011, we had a net decrease in cash and cash equivalents of $162,583.  This decrease resulted largely from net cash used in operating activities of $187,583, which was only partially offset by cash provided by financing activities of $25,000.  Total liquid resources as of March 31, 2011 were $15,219 compared to $177,802 at December 31, 2010.

As of March 31, 2011, excluding our derivative liability of $6,476,493, we had a working capital deficit of $283,395 compared to working capital of $11,580 at December 31, 2010, when excluding our derivative liability of $13,697,823 as that date.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development.  Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.  Through March 31, 2011, a significant portion of our financing has been through private placements of common stock and warrants and debt financing.  Unless our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the similar sources of capital previously described.  We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.  We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.

We are currently in the process of offering and selling units consisting of one share of our common stock and a warrant to purchase 0.30 shares of our common stock at an exercise price of $0.60 per share, to accredited investors to raise funds necessary for general corporate and research costs.  The warrants are fully vested and exercisable for 3 years from the date of issuance. This private placement, if fully subscribed, will raise approximately $1,000,000, prior to any fundraising costs, which should be sufficient to fund operations through the end of the fourth quarter of 2011.  The securities being offered in such offering will not be or have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  The offering is ongoing and there can be no assurances that it will result in placement of a sufficient number of units to provide sufficient operating capital.  There can be no assurances that sufficient subsequent funding, if any at all, will be raised by these or future discussions or the cost of such investments will be reasonable.  Furthermore, we will need additional financing thereafter to complete development and commercialization of our products.  There can be no assurances that we can successfully complete development and commercialization of our products.

On April 11, 2011, we amended the subscription agreement pursuant to which we sold, on March 11, 2011, an aggregate of 25,000 shares of our common stock to an accredited investor at a per share price of $1.00, to provide, instead, for the purchase of 45,454 units.  On April 20, 21 and 25, and May 4 and 5, 2011 we sold to six accredited investors an aggregate of 750,410 units at $0.55 per unit, resulting in gross proceeds to us.  In making the stock issuances described above without registration under the Securities Act, we relied upon one or more of the exemptions from registration contained in and/or promulgated under Section 4(2) of the Securities Act as each of the stock recipients was an accredited investor and no general solicitation or advertising was used in connection with the stock issuances.

These matters raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have reported a net operating loss of $426,313 in the three months ended March 31, 2011, offset by non-cash gains on valuation of derivative liabilities of $7,221,430, compared to a net loss of $33,586 for the three month periods ended March 31, 2010.  The net loss attributable to common shares from date of inception, December 13, 2006 to March 31, 2011, amounts to $9,147,059.  Management believes that we will continue to incur net losses through at least March 31, 2012.

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

Each Note is convertible at any time into common stock at a specified conversion price, which will initially be approximately $0.39 per share.  Note principal in the amount of $98,049 has been converted in 2010 and immediate conversion of the remaining balance outstanding on the Notes of $1,401,951 would result in the holders receiving 3,568,106 shares of our common stock.  Interest expense of $965 accrued on the converted portion of the notes from the date of issuance through the respective conversion dates in 2010 resulted in the issuance of 2,456 shares of our common stock in lieu of cash payment of the interest expense.

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

Research and Development Projects

At present we have commitments for two research and development projects for our second pre-clinical trials.  The first agreement, with the University of California, has an expected completion date of July 1, 2011 with additional amounts due under the agreement of $39,167.

The second commitment for research and development projects, with the Cedars-Sinai Medical Center, has an expected completion date for the research portion of the project of August 31, 2011 and a completion of the preparation of the data analysis and publishable manuscript approximately 45-60 days after the completion of the laboratory work.  Additional progress payments are due at various dates dependent upon the stages of completion of the project and total $187,583.

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

Stock-Based Compensation

We periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. We accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of our common stock option and warrant grant is estimated using the Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

Recently Issued Accounting Standards

Recent accounting pronouncements did not or are not believed to have a material impact on the Company's present or future consolidated financial statements

Item 3.            Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control

During the quarter ended March 31, 2011, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

On March 11, 2011, we issued 25,000 shares of our common stock for gross proceeds of $25,000 to an accredited investor in a private placement transaction.  On April 11, 2011, we amended the subscription agreement pursuant to which we sold such shares to provide, instead, for the purchase of 45,454 units consisting of 45,454 shares of our common stock and warrants, having a term of three years and an exercise price of $0.60 per share, to purchase 13,636 shares of our common stock.

In making the stock issuances described above without registration under the Securities Act, we relied upon one or more of the exemptions from registration contained in and/or promulgated under Section 4(2) of the Securities Act as each of the stock recipients was an accredited investor and no general solicitation or advertising was used in connection with the stock issuances.

Item 6.            Exhibits

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

ATHERONOVA INC.

Date: May 13, 2011	By:	/s/ Mark Selawski
Mark Selawski
Chief Financial Officer (Principal financial and accounting officer)