Form 10-Q
period 2011-06-30
AtheroNova Inc.
filed 2011-08-05
CIK 1377053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File  required to be submitted and posted to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 4, 2011 there were 25,986,575 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	3

	Condensed Consolidated Statements of Operations (Unaudited) for the three and six month periods ended June 30, 2011 and 2010, and for the period from December 13, 2006 (Inception) through June 30, 2011	4

	Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) (Unaudited) for the period from December 13, 2006 (Inception) through June 30, 2011	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six month periods ended June 30, 2011 and 2010, and for the period from December 13, 2006 (Inception) through June 30, 2011	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	27

Item 4.	Controls and Procedures	27

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits	29

Part I – Financial Information
Item 1. Financial Statements

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
Assets	(unaudited)

Current Assets
Cash	$140,721	$177,802
Other Current Assets	15,575	14,039
Total Current Assets	156,296	191,841
Equipment, net	5,351	5,521
Total Assets	$161,647	$197,362
Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$252,319	$157,665
Interest payable	40,218	22,596
Derivative Liability	6,294,052	13,697,923
Total Current Liabilities	6,586,589	13,878,184

2.5% Senior secured convertible notes, net of discount	404,152	228,298

Stockholders’ Deficiency:
Preferred stock $0.0001 par value, 10,000,000 shares authorized, none outstanding at June 30, 2011 and December 31, 2010	--	--
Common stock $0.0001 par value, 100,000,000 shares authorized, 24,392,292 and 23,420,899 outstanding at June 30, 2011 and December 31, 2010, respectively	2,433	2,337
Additional paid in capital	2,763,216	1,931,340
Deficit accumulated during the development stage	(9,594,743)	(15,842,797)
Total stockholders’ deficiency	(6,829,094)	(13,909,120)
Total Liabilities and Stockholders’ Deficiency	$161,647	$197,362

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
For the three and six month periods ended June 30, 2011 and 2010,
And for the period from December 13, 2006 (Inception) through June 30, 2011

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010	Cumulative From Inception

Revenue, net	$0	$0	$0	$0	$0

Operating expenses:
Research and development	95,112	50,450	183,375	110,450	674,910
General and administrative expenses	436,206	612,540	774,256	537,320	2,676,923
Impairment charge-intellectual property	--	--	--	--	572,868
Total operating expenses	531,318	662,990	957,631	647,770	3,924,701

Loss from operations	(531,318)	(662,990)	(957,631)	(647,770)	(3,924,701)

Other income / (expenses):
Other income (expense)	66	463	130	(47,384)	3,246
Merger-related expenses	--	(323,294)	--	(323,294)	(323,294)
Cancellation of related-party debt	--	--	--	--	100,000
Interest expense	(97,273)	(36,250)	(193,476)	(36,250)	(543,384)
Private Placement Costs	--	(2,042,348)	--	(2,042,348)	(2,148,307)
Change in fair value of derivative liabilities	182,441	--	7,403,871	--	(2,751,704)

Net income (loss) before income taxes	(446,084)	(3,064,419)	6,252,894	(3,097,046)	(9,588,144)

Provision for income taxes	1,600	800	4,840	1,759	6,599
Net income (loss)	$(447,684)	$(3,065,219)	$6,248,054	$(3,098,805)	$(9,594,743)

Basic income (loss) per share	$(0.02)	$(0.17)	$0.26	$(0.22)
Diluted income (loss) per share	$(0.02)	$(0.17)	$0.23	$(0.22)

Basic weighted average shares outstanding	24,255,742	18,411,635	23,842,488	13,974,842

Diluted weighted average shares outstanding	24,255,742	18,411,635	26,741,158	13,974,842

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)
(Unaudited)
For the period from December 13, 2006 (Inception) through June 30, 2011

Description	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
Issuance of Common Stock to Founders	19,233,029	1,923	(1,923)	--	--
Net loss	--	--	--	--	--
Balance – December 31, 2007	19,233,029	1,923	(1,923)	--	--
Issuance of Common Stock for Cash at $0.223 per share	1,010,132	101	224,899	--	225,000
Net loss	--	--	--	(173,622)	(173,622)
Balance – December 31, 2008	20,243,161	2,024	222,976	(173,622)	51,378
Issuance of Common Stock for Cash at $0.223 per share	224,663	23	99,977	--	100,000
Fair value of common stock issued for services	224,284	22	49,978	--	50,000
Net Loss	--	--	--	(12,323)	(12,323)
Balance – December 31, 2009	20,692,108	2,069	372,931	(185,945)	189,055
Issuance of common stock for Cash at $0.223 per share	1,010,132	101	224,899	--	225,000
Exercise of warrants	392,498	39	87,488	--	87,527
Fair value of warrants issued for services	--	--	518,000	--	518,000
Fair value of vested options	--	--	287,355	--	287,355
Fair value of common stock issued for services	466,570	47	140,453	--	140,500
Contribution of stockholder notes payable to capital	--	--	200,000	--	200,000
Shares issued in reverse merger	607,647	56	1,225	--	1,281
Shares issued upon note conversion	251,944	25	98,989	--	99,014
Net loss	--	--	--	(15,656,852)	(15,656,852)
Balance – December 31, 2010	23,420,899	2,337	1,931,340	(15,842,797)	(13,909,120)
Issuance of common stock for Cash at $0.55 per share	971,393	96	534,170	--	534,266
Fair value of vested options	--	--	275,236	--	275,236
Fair value of warrants issued for services	--	--	22,470	--	22,470
Net income	--	--	--	6,248,054	6,248,054
Balance – June 30, 2011	24,392,292	$2,433	$2,763,216	$(9,594,743)	$(6,829,094)

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
For the six month periods ended June 30, 2011 and 2010,
And for the period from December 13, 2006 (Inception) through June 30, 2011

	Six months ended June 30,		Cumulative From Inception
	2011	2010
Operating Activities:
Net income (loss)	$6,248,054	$(3,098,805)	$(9,594,743)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	175,854	31,250	502,201
Depreciation	1,207	4,740	2,755
Stock based compensation	297,706	260,208	1,293,561
Impairment charge-intellectual property	--	--	572,867
Cost of private placement	--	2,042,348	2,148,307
Change in fair value of derivative liabilities	(7,403,871)	--	2,751,704
Cancellation of debt	--	--	(100,000)
Changes in operating assets and liabilities:
Other current assets	(1,536)	--	(15,575)
Accounts payable and accrued expenses	112,276	18,001	392,537
Net cash used in operating activities	(570,310)	(742,258)	(2,046,386)
Investing Activities
Purchase of equipment	(1,037)	(5,442)	(8,106)
Investment in intellectual property	--	--	(372,867)
Cash received from reverse merger	--	--	1,281
Net cash used in investing activities	(1,037)	(5,442)	(379,692)
Financing Activities
Proceeds from issuance of common stock	534,266	225,000	1,171,793
Proceeds from sale of 2.5% senior secured convertible notes, net	--	1,395,006	1,395,006
Net cash provided by financing activities	534,266	1,620,006	2,566,799
Net change in cash	(37,081)	872,306	140,721
Cash - beginning balance	177,802	28,047	--
Cash - ending balance	$140,721	$900,353	$140,721

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,840	$1,759	$6,599

Supplemental disclosure of non-cash investing and financing transactions:
Stockholder notes issued in exchange for intellectual property	$--	$--	$200,000
Conversion of notes payable to related parties treated as a contribution to capital	$--	$--	$--
Conversion of convertible notes payable to additional paid-in capital	$--	$--	$99,014
Derivative liability created on issuance of convertible notes and warrants created	$--	$1,500,000	$1,500,000
Reclass of accounts payable to related party notes	$--	$--	$100,000

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying condensed consolidated financial statements of AtheroNova Inc. and subsidiary (“AtheroNova,” “we,” “us, “our” and “our Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2011 or for any other interim period.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2010, which are included in the Company’s Report on Form 10-K for such year filed on June 30, 2011.  The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited financial statements included in the Form 10-K for that year.

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

On May 13, 2010, we also entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with W-Net Fund I, L.P. (“W-Net”), Europa International, Inc. (“Europa”), and MKM Opportunity Master Fund, Ltd. (“MKM” and together with W-Net and Europa, the “Purchasers”), pursuant to which the Purchasers, on May 13, 2010, purchased from us (i) 2.5% Senior Secured Convertible Notes (the “Original Notes”) for a cash purchase price of $1,500,000, and (ii) Common Stock Purchase Warrants pursuant to which the Purchasers may purchase up to 1,908,798 shares of our common stock at an exercise price of approximately $0.39 per share (the “Warrants”) (the “Capital Raise Transaction”).  The Original Notes, including accrued interest through their maturity, were convertible into 4,199,358 shares of our common stock at a conversion price of approximately $0.39 per share (see Note 3).  On July 6, 2011, we entered into an Amendment and Exchange Agreement with each of W-Net, Europa and MKM pursuant to which the Purchasers agreed to certain amendments to the Securities Purchase Agreement and the exchange of the Original Notes for Amended and Restated 2.5% Senior Secured Convertible Notes (the “Notes”) (see Note 7).  As of June 30, 2011, principal of $98,049 and interest of $965 had been converted at a per share price of approximately $0.39 to 249,488 and 2,456 shares, respectively.

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

Condensed ConsolidatedFinancial Statements

The accompanying unaudited condensed consolidated financial statements primarily reflect the financial position, results of operations and cash flows of AtheroNova Operations (as discussed above).  The accompanying unaudited condensed consolidated financial statements of AtheroNova Operations have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the SEC.  Accordingly, these interim financial statements do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period.  Amounts related to disclosures of December 31, 2010 and balances within those consolidated financial statements were derived from the audited 2010 consolidated financial statements and notes thereto filed on Form 10-K filed with the SEC on March 31, 2011.

Use of Estimates

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in AtheroNova’s Annual Report on Form 10-K filed with the SEC on March 31, 2011.  In preparing these consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant estimates and assumptions included in the Company’s condensed consolidated financial statements relate to the valuation of long-lived assets, accrued other liabilities, and valuation assumptions related to share based payments and derivative liability.

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has a stockholders deficiency of $6,829,094 at June 30, 2011, and has incurred recurring losses from operations since inception.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management is currently in the process of offering and selling to accredited investors units  consisting of one share of the Company’s common stock and a warrant to purchase 0.3 of a share of the Company’s common stock, at a per unit price of $0.55, to raise funds necessary for general corporate and research costs.  This offering if fully subscribed, will raise approximately an additional $500,000, prior to any fundraising costs, which should be sufficient to fund operations through the end of the fourth quarter of 2011.  This offering is ongoing and there can be no assurances it will result in the sale of a sufficient number of units to provide sufficient operating capital.  There can be no assurances that sufficient subsequent funding, if any at all, will be raised by this or future offerings or that the cost of such funding will be reasonable.

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

A reconciliation of basic and diluted shares for the three months ended June 30, 2011 and 2010 follows:

	June 30,	June 30,
	2011	2010

Average common shares outstanding-basic	24,255,742	18,411,635
Effect of dilutive securities-
Warrants	--	--
Employee and director stock options	--	--

Average diluted shares	$24,255,742	$18,411,635

A reconciliation of basic and diluted shares for the six months ended June 30, 2011 and 2010 follows:

	June 30,	June 30,
	2011	2010

Average common shares outstanding-basic	23,842,488	13,974,842
Effect of dilutive securities-
Warrants	2,589,108	--
Employee and director stock options	309,562	--

Average diluted shares	$26,741,158	$13,974,842

There were no adjustments to net income required for purposes of computing diluted earnings per share.

Warrants, options and other potentially dilutive securities are antidilutive and excluded from the dilutive calculations when their exercise or conversion price exceeds the average stock market price during the period or the effect would be anti-dilutive when applied to a net loss during the periods presented.  The following table sets forth the shares excluded from the diluted calculation for the three month periods presented as follows:

	June 30,	June 30,
	2011	2010

Convertible notes	3,568,108	4,199,358
Warrants	5,617,273	5,497,355
Employee and director stock options	2,874,498	549,498

Total potentially dilutive shares	$12,059,879	$10,246,211

Such securities could potentially dilute earnings per share in the future.

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses the weighted-average Black-Scholes-Merton pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2011.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$--	$--	$6,294,052	$6,294,052

At June 30, 2011 and December 31, 2010, the fair values of cash and cash equivalents, and accounts payable approximate their carrying values.

Reclassifications

Certain 2010 financial results have been reclassified to conform to the current period presentation.  Such amounts include the reclassification of $323,294 of merger-related expenses and $47,853 of other costs previously reflected as general and administrative expenses during the three and six months ended June 30, 2010.  Total assets, total liabilities and net loss were not affected.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  It will have no affect on the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.           2.5% SENIOR SECURED CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(Unaudited)

Convertible Notes Payable	$1,401,951	$1,401,951
Less valuation Discount	(997,799)	(1,173,653)

Convertible Notes Payable, net	$404,152	$228,298

On May 13, 2010, we entered into a Securities Purchase Agreement with W-Net, Europa and MKM pursuant to which the Purchasers purchased from us (i) 2.5% Senior Secured Convertible Notes for a cash purchase price of $1,500,000, and (ii) Common Stock Purchase Warrants pursuant to which the Purchasers may purchase up to 1,908,797 shares of our common stock at an exercise price equal to approximately $0.39 per share, subject to adjustment.  A portion of the proceeds from the Capital Raise Transaction were used to pay $250,000 owed by us to the two principal holders of our common stock, W-Net and Europa, and to reimburse them for legal and accounting fees and $73,294 of other expenses incurred by them and our company in connection with the Merger and the Capital Raise Transaction. Such costs have been reflected as costs of the reverse merger in the accompanying statement of operations for the three- and six-month periods ended June 30, 2010. The net proceeds available to us for our operations were reduced by such payments.

The Original Notes accrued 2.5% interest per annum with a maturity of 4 years after the closing of the Capital Raise Transaction.  No cash interest payments were required, except that accrued and unconverted interest would be due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest could be added to and included with the principal amount being converted.  If there was an uncured event of default (as defined in the Notes), the holder of each Note could declare the entire principal and accrued interest amount immediately due and payable.  Default interest would accrue after an event of default at an annual rate of 12%.  If there was an acceleration, a mandatory default amount equal to 120% of the unpaid Note principal plus accrued interest could be payable.

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

Each Original Note was convertible at any time into common stock at a specified conversion price, which was approximately $0.39 per share, subject to adjustment.  As of June 30, 2011, principal of $98,049 and interest of $965 had been converted at a per share price of approximately $0.39 to 249,488 and 2,456 shares, respectively.  On July 6, 2011, the Company entered into an Amendment and Exchange Agreement with each of W-Net, Europa and MKM pursuant to which the Purchasers agreed to exchange the Original Notes for the Notes.  The Notes have the same terms as the Original Notes (as described below), except that each Note is convertible at any time into common stock at a per share conversion price of $0.29, subject to adjustment (see Note 7).  Immediate conversion of the remaining $1,401,951 outstanding on the Notes would result in the holders receiving 4,834,314 shares of our common stock.

The Notes may not be prepaid, or forced by us to be converted in connection with an acquisition of our company, except in a limited case more than a year after the Note issuance date where the average of our stock trading price for 30 days on a national trading market other than the OTC Bulletin Board (“OTCBB”) is at least three times the conversion price, in which event, and subject to the satisfaction of certain other requirements, the Note holders may elect to receive at least double the unpaid principal amounts in cash and other requirements are satisfied.  In such a limited case acquisition, there could also be a forced cashless exercise of the Warrants subject to similar requirements and optional cash payments to the Warrant holders of at least double the exercise prices of their Warrants.

The Note conversion price and the Warrant exercise price are subject to specified adjustments for certain changes in the numbers of outstanding shares of our common stock, including conversions or exchanges of such.  If additional shares of our capital stock are issued, except in specified exempt issuances, for consideration which is less than the then existing Note conversion or Warrant exercise price, then such conversion or warrant price will be reduced by anti-dilution adjustments.  For the first $400,000 of such “Dilutive Issuances,” the reduction will be made on a weighted average basis, taking into account the relative magnitudes of any Dilutive Issuance relative to the total number of outstanding shares.  However, any further Dilutive Issuance would be subject to a more detrimental “full ratchet” adjustment that generally reduces the conversion or exercise price to equal the price in the Dilutive Issuance, regardless of the size of the Dilutive Issuance (see related accounting treatment for the Notes and Warrants below).

The Notes greatly restrict the ability of our company and AtheroNova Operations to issue indebtedness or grant liens on our or its respective assets without the Note holders’ consent.  They also limit and impose financial costs on our acquisition by any third party.

Under the Securities Purchase Agreement, as amended (see Note 7), if we meet three specified operating benchmarks during the first twenty-four months after the closing of the first Original Note purchase, an additional $1,500,000 in Note purchases (without Warrants) can be requested by us from the Purchasers.  The determination of whether we have met the benchmarks is solely at the discretion of the Purchasers.  If the benchmarks are determined to have been achieved, then we can require the Purchasers to make the additional $1,500,000 of Note purchases.  If such benchmarks are not attained in the 24-month period, then the Purchasers, in their discretion, during the next two months may elect to purchase up to $1,500,000 of Notes (without Warrants) having an initial conversion price which is 25% higher than the conversion price in the Notes.

Each of the Notes and Warrants includes an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current conversion or exercise price. The Company considered the current Financial Accounting Standards Board guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument, regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that as the conversion price of the Notes and the strike price of the Warrants may fluctuate based on the occurrence of future offerings or events, such prices were not fixed amounts. As a result, the Company determined that the conversion features of the Notes and the Warrants are not considered indexed to the Company’s own stock and characterized the value of the Notes and the Warrants as derivative liabilities upon issuance.

The Company determined that the fair value of the conversion feature at issuance was $2,370,245, and that the fair value of the warrant liability at issuance was $1,172,103, based upon a weighted average Black-Sholes-Merton calculation. The Company recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes. As the aggregate fair value of these liabilities of $3,542,348 exceeded the aggregate value of the Notes of $1,500,000 at issuance, the excess of the liability over the aggregate value of the Notes of $2,042,348 was considered as a cost of the private placement in 2010.  The Company has amortized $502,201 of the valuation discount of which, $175,854 was recorded during the period ended June 30, 2011.  The remaining unamortized valuation discount of $997,799 as of June 30, 2011 has been offset against the face amount of the Notes for financial statement purposes. The fair value of the derivative liabilities as of June 30, 2011 was $6,294,052 (see Note 4).

From issuance through June 30, 2011, the Purchasers exercised their option to convert a portion of the Original Notes into our common stock.  Principal in the amount of $98,049 and accrued interest in the amount of $965 was converted at a per share price of approximately $0.39 into 249,488 and 2,456 shares, respectively, of our common stock.  The aggregate balance of the Original Notes outstanding as of June 30, 2011 amounted to $1,401,951.

4.           DERIVATIVE LIABILITY

In April 2008, the FASB issued a pronouncement that provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives.  This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of these requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions).  For example, warrants with such provisions will no longer be recorded in equity.  Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price.

We evaluated whether convertible debt and warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective convertible debt and warrant agreements.  We determined that the Notes and the Warrants issued to W-Net, Europa and MKM contained such provisions and recorded such instruments as derivative liabilities.  Derivative liabilities were valued using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other bi-nominal valuation techniques, with the following assumptions:

	June 30, 2011	December 31, 2010
	(Unaudited)
Conversion feature :
Risk-free interest rate	0.81%	2.01%
Expected volatility	138%	150%
Expected life (in years)	2.88 years	3.37 years
Expected dividend yield	0.00%	0.00%

Warrants :
Risk-free interest rate	0.81%	2.01%
Expected volatility	138	150%
Expected weighted average life (in years)	3.12 years	3.37 years
Expected dividend yield	0.00%	0.00%

Fair Value :
Conversion feature	$4,655,634	$9,177,865
Warrants	1,638,418	4,520,058
	$6,294,052	$13,367,923

The risk-free interest rate was based on rates established by the Federal Reserve Bank, the Company uses the historical volatility of similar companies’ common stock, and the expected life of the instruments is determined by the expiration date of the instrument.  The expected dividend yield was based on the fact that the Company has not paid dividends to common stockholders in the past and does not expect to pay dividends to common stockholders in the future.

The Company measured the aggregate fair value of the Original Notes and the Warrants issued on May 13, 2010 as $3,542,348. The value of the derivative liability at the date of issuance of $3,542,348 in excess of the Original Notes payable with a face amount of $1,500,000 was $2,042,348, and such amount was recognized in the statements of operations for the three- and six-month periods ended June 30, 2010 as a cost of the private placement. As of June 30, 2011, the Company re-measured the remaining derivative liabilities and determined the aggregate fair value to be $6,294,052. The Company recorded the change in fair value of the derivative liabilities of $182,441 in the accompanying statement of operations for the three months ending June 30, 2011.  For the six months ended June 30, 2011, the Company recorded the change in fair value of derivative liabilities of $7,403,871 in the accompanying statement of operations.

5.           STOCKHOLDERS’ DEFICIENCY

Common Stock

During the six months ended June 30, 2011, the Company sold an aggregate of 925,938 units for $0.55 per unit, consisting of one share of common stock and a warrant to purchase .30 shares of common stock for up to three years at $0.60 per share, to accredited investors, resulting in gross proceeds to the Company of $509,266.  In connection with such sales, warrants to purchase 291,416 shares of common stock were issued to these same purchasers.  There were no commissions paid with respect to these sales.

On March 11, 2011, we issued 25,000 shares of our common stock for gross proceeds of $25,000 to an accredited investor in a private placement transaction.  On April 11, 2011, we amended the subscription agreement pursuant to which we sold such shares to provide, instead, for the purchase of 45,455 units consisting of 45,455 shares of our common stock and warrants, having a term of three years and an exercise price of $0.60 per share, to purchase 13,636 shares of our common stock.

Stock Options

The Company has a stockholder-approved stock incentive plan for employees under which it has granted stock options.  In May 2010, the Company established the 2010 Stock Incentive Plan (the “2010 Plan”), which provides for the granting of awards to officers, directors, employees and consultants to purchase or acquire up to 4,362,964 shares of the Company’s common stock.  The awards have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors and are issued at an exercise price determined by the Board of Directors.  Options issued under the 2010 Plan will have an exercise price equal to or greater than the fair market value of a share of the Company’s common stock at the date of grant.  The 2010 Plan expires on May 20, 2020 as to any further granting of options.

During the period ended June 30, 2011, options to purchase 712,500 shares of the Company’s common stock were granted under the 2010 Plan.  Of the options granted, 662,500 shares were valued using the Black-Scholes-Merton option pricing model at $616,125 with the following assumptions: risk free interest rate of 2.19%, dividend yield of 0%, volatility factors of the expected market price of common stock of 138%, and an expected life of 6.25 years.  The option on the remaining 50,000 shares granted were valued using the Black-Scholes-Merton option pricing model at $38,000 with the following assumptions: risk free interest rate of 2.19%, dividend yield of 0%, volatility factors of the expected market price of common stock of 138%, and an expected life of 3 years.  There were options outstanding to purchase a total of 2,874,498 shares granted under the 2010 Plan as well as outside the 2010 Plan.  There were 2,037,964 shares reserved for future grants under the 2010 Plan.

A summary of the status of the Company’s stock options as of June 30, 2011 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,199,498	$0.878	6.852
Granted	712,500	$1.01	6.72
Exercised	--	--	--
Cancelled	(37,500)	1.11	--
Outstanding at June 30, 2011	2,874,498	$0.953	6.199	$426,960
Exercisable at June 30, 2011	334,198	$0.662	6.163	$151,216
Weighted-average fair value of options granted during the three month period ended June 30, 2011	$0.918

During the three and six months ended June 30, 2011, the Company recognized $165,039 and $275,236, respectively, of compensation costs related to the vesting of these options. As of June 30, 2011, the total compensation cost related to nonvested option awards not yet recognized is $1,932,856.  The weighted average period over which it is expected to be recognized is approximately 3.75 years.  The intrinsic value of the shares outstanding at June 30, 2011 was $426,960.

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

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges in the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Expected volatility	138%	--	138%	--
Dividend yield	--	--	--	--
Expected term (in years)	6.25	--	6.25	--
Risk-free interest rate	2.19%	--	2.19%	--

Warrants

On March 29, 2011, we issued warrants to an advisor to the Company to purchase 21,000 shares of our common stock. The warrants vested over a three month period, have a term of three years and are exercisable at a purchase price of $0.50. The warrants were valued using the Black-Scholes-Merton option pricing model at $22,470 with the following assumptions:  risk free interest rate of 2.25%, dividend yield of 0%, volatility factors of the expected market price of common stock of 239%, and an expected life of 3 years.

During May and June 2011, we issued fully-vested warrants to each accredited investor who purchased common stock in the subscription offering.  These warrants are exercisable for three years from the date of issuance and allow up to a total of 291,416 shares to be purchased at a price of $0.60 per share.

As of June 30, 2011 there are warrants to purchase 5,617,273 shares of our common stock outstanding with expiration dates ranging from February 2013 through December 2015 and exercise prices ranging from $0.22 to $1.64.  A summary of the status of our warrants as of June 30, 2011 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	5,304,857	$0.338	3.664	11,471,264
Granted	312,416	$0.593	2.932	127,066
Exercised	--	--	--	--
Cancelled	--	--	--	--
Outstanding at June 30, 2011	5,617,273	$0.352	3.150	$3,769,045
Exercisable at June 30, 2011	5,617,273	$0.352	3.150	$3,769,045
Weighted-average fair value of warrants granted during the three month period ended June 30, 2011	$0.600

6.           COMMITTMENTS

At present the Company has commitments for two research and development projects for its second pre-clinical trials.  The first agreement, with the University of California, has completed the laboratory segment of the trial and should take an additional 30-45 days for data collection and analysis with additional amounts due under the agreement of $39,167.

The second commitment for research and development projects, with the Cedars-Sinai Medical Center, has an expected completion date for the research portion of the project of August 15, 2011 and a completion of the preparation of the data analysis and publishable manuscript approximately 45-60 days after the completion of the laboratory work.  Additional progress payments are due at various dates dependent upon the stages of completion of the project and total $187,583.

7.           SUBSEQUENT EVENTS

On July 6, 2011, the Company entered into an Amendment and Exchange Agreement (each an “Exchange Agreement” and collectively, the “Exchange Agreements”) with each of W-Net, Europa and MKM.  The Exchange Agreements amend the Securities Purchase Agreement, dated May13, 2010, pursuant to which, among other things, the Purchasers purchased from the Company 2.5% Senior Secured Convertible Notes, which were convertible into shares of the Company’s common stock in accordance with the terms thereof at an exercise price of approximately $0.39 per share.

Under the terms of the Exchange Agreements, each Purchaser agreed to exchange the Original Notes for new Notes which are convertible into shares of the Company’s common stock in accordance with the terms thereof at an exercise price of $0.29 per share and to extend, for a period of 12 months, the Company’s right to cause such Purchaser to purchase such Purchaser’s pro rata share of an aggregate of $1,500,000 in additional Notes, such that the Company may cause such additional purchase if the Company meets three operating benchmarks specified in the Securities Purchase Agreement (the “Specified Benchmarks”) during the first 24 months after the closing of the first Original Note purchase, in consideration of the Company’s agreement to extend, for a period of 12 months, the Purchaser’s right to cause the Company to sell to the Purchaser its pro rata portion of an aggregate of $1,500,000 in additional Notes, such that the Purchaser may cause such additional sale if the Company fails to meet the Specified Benchmarks during the first 24 months after the closing of the first Original Note purchase.  Any effect of the derivative liability calculation for the probability of conversion at the new price of $0.29 has been factored into the June 30, 2010 derivative liability calculation.

On July 11, 2011, W-Net converted $287,000 of Note principal plus accrued interest of $8,354 into 990,000 and 28,806 shares, respectively, of our common stock.

On July 13, 2011, MKM converted $87,000 of Note principal plus accrued interest of $2,574 into 300,000 and 8,875 shares, respectively, of our common stock.

On July 18, 2011, Europa converted $72,500 of Note principal plus accrued interest of $2,170 into 250,000 and 7,483 shares, respectively, of our common stock.

On August 3, 2011, the Company issued an aggregate of 9,119 units consisting of 9,119 share of the Company's common stock and warrants, having a term of three years and an exercise price of $0.60 per share, to purchase 2,735 shares of the Company's common stock.  The aggregate gross proceeds from this private placement transaction was $5,015.

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three and six months ended June 30, 2011 and 2010.  The discussion and analysis that follows should be read together with the condensed consolidated financial statements and the notes to the financial statements included elsewhere in this report.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.  Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in the section of our annual report on Form 10-K captioned “Risk Factors.”

Overview

Z&Z Medical Holdings, Inc. (“Z&Z Nevada”) was incorporated in the State of Nevada on December 13, 2006 with contributed intellectual property from its founders.  Z&Z Nevada was engaged in developing the contributed intellectual property while seeking sources of funding to conduct further research and development.  In November 2009 we incorporated a separate company, Z&Z Medical Holdings Inc. in Delaware (“Z&Z Delaware”) and merged Z&Z Nevada into Z&Z Delaware in March 2010.  On March 26, 2010 we entered into a merger agreement between us, Z&Z Delaware and Z&Z Merger Corporation, our wholly-owned subsidiary and on May 13, 2010, Z&Z Delaware merged into Z&Z Merger Corporation and became our operating subsidiary.  Concurrent with the merger, Z&Z Delaware changed its name to AtheroNova Operations Inc. (“AtheroNova Operations”) and we changed our name to AtheroNova Inc.  The business of AtheroNova Operations, pharmaceuticals and pharmaceutical intellectual property, became our business upon consummation of the merger.  Concurrent with the closing of the merger we consummated a capital raise transaction, in which we sold to investors $1,500,000 in 2.5% Senior Secured Convertible Notes and Common Stock Purchase Warrants to purchase 1,908,798 shares of our commons stock (see Note 3 to the accompanying financial statements).

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

Results of Operations

Three-month Period ended June 30, 2011 vs. 2010

	Quarters ended June 30,		Increase
	2011	2010	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$--	$--	$--
Other research and development expenses	95,112	50,450	44,662
Total research and development expenses	95,112	50,450	44,662
General and administrative:
Share-based compensation	180,049	260,208	(80,159)
Other general and administrative expenses	256,157	352,332	(96,175)
Total general and administrative expenses	436,206	612,540	(176,334)
Interest expense	97,273	36,250	61,023
Change in fair value of derivative liabilities	(182,441)	--	(182,441)
Merger related expenses	--	323,294	(323,294)
Private placement costs	--	2,042,348	(2,042,348)
Other (income) expense	1,534	337	1,197
Total other (income) expense	(83,634)	2,402,229	(2,485,863)
Net (income) loss	$447,684	$3,065,219	$(2,617,535)

During the three month periods ended June 30, 2011 and 2010, we did not recognize any revenues.  We are considered a development stage company and do not expect to have revenues relating to our products in the foreseeable future, if at all.

For the quarters ended June 30, 2011 and 2010, research and development expenses increased to $95,112 from $50,450.  This increase is primarily due to the costs associated with patent and intellectual property work done in the current period with no comparable expenses in 2010.  The clinical portion of development expenses in both periods was approximately $50,000.

General and administrative costs decreased to $436,206 in the second quarter of 2011 compared to $612,540 for the quarter ended June 30, 2010, or a decrease of $176,334.  The decrease in costs in the current year compared to the same period in 2010 was due to the prior year’s costs for legal and audit work performed in conjunction with the merger transaction as well as lower share-based compensation due to the grant of a fully vested warrant to a director of the company in 2010.  These decreases were partially offset by increases in payroll, consulting and investor relations expenses for a full period of operations as a public company compared to a partial period during which we incurred these costs in 2010.

For the quarter ended June 30, 2011 interest expense was $97,273 compared to $36,250 for the same period in the prior year.  This increase is due to interest expense and discount amortization incurred on the 2.5% Senior Secured Convertible Notes (the “Original Notes”) for a full three month period in the current year as compared to a partial period in the three months ended June 30, 2010.

Change in fair value of derivative liabilities resulted in income of $182,441 for the three months ended June 30, 2011.  There were no such costs for the corresponding three months of the prior year.  This change in fair value results from revaluing our derivative liabilities associated with the convertible notes and warrants issued in the prior year.

Merger related expenses decreased from $323,294 in the quarter ended June 30, 2010 to $0 in the same period in the current year due to the one-time nature of the costs incurred to complete the merger, including legal and settlement costs owed by the public entity.

Private placement costs were $0 in the period ending June 30, 2011 compared to $2,042,348 in the period ending June 30, 2010 due to the fair value recorded for the Original Notes and the  associated Common Stock Purchase Warrants (the “Warrants”) issued in excess of the face value of the Original Notes.  There are no such costs for the corresponding three months of the current year as the quarterly revaluation analysis is recognized under the Change in fair value of derivative liabilities.

Net loss for the quarter ended June 30, 2011 was $447,684 compared to a net loss of $3,065,219 for the quarter ended June 30, 2010 due to expenses relating to the merger and the fair value of the Original Notes and the Warrants issued in May 2010, as well as costs of stock based compensation.  These costs are one-time in nature and current operating expenses consist of payroll, legal and accounting expenses to maintain the Company’s standing as a public company as well as ongoing expenses for the pre-clinical trials expected to conclude in the 3rd quarter of 2011.

Six-month Period ended June 30, 2011 vs. 2010

	Six months ended June 30,		Increase
	2011	2010	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$--	$--	$--
Other research and development expenses	183,375	110,450	72,925
Total research and development expenses	183,375	110,450	72,925
General and administrative:
Share-based compensation	297,706	260,208	37,498
Other general and administrative expenses	476,550	277,112	199,438
Total general and administrative expenses	774,256	537,320	236,936
Interest expense	193,476	36,250	157,226
Change in fair value of derivative liabilities	(7,403,871)	--	(7,403,871)
Merger related expenses	--	323,294	(323,294)
Private placement costs	--	2,042,348	(2,042,348)
Other (income) expense	4,710	49,143	(44,433)
Total other (income) expense	(7,205,685)	2,451,035	(9,656,720)
Net (income) loss	$(6,248,054)	$3,098,805	$(9,346,859)

During the six month periods ended June 30, 2011 and 2010, we did not recognize any revenues.  We are considered a development stage company and do not expect to have revenues relating to our products in the foreseeable future, if at all.

For the six months ended June 30, 2011, research and development expenses increased to $183,375 from $110,450 for the same period in 2010.  This increase is primarily the result of our 2nd pre-clinical trials currently in process as well as expenses for patent and intellectual property work during the current year with no corresponding expenses in the prior year.

General and administrative costs increased to $774,256 for the first six months of 2011 compared to $537,320 for the first six months of 2010, or an increase of $236,936.  The increase in costs incurred in 2011 is due to the costs associated with our corporate offices, payroll expenses as well as the cost of stock based compensation expense for our officers and directors, partially offset by reduced legal expenses for the merger transaction that was completed and recorded in May 2010.

For the six months ended June 30, 2011 interest expense was $193,476 compared to $36,250 in the same period in 2010.  This change is due to interest expense and discount amortization incurred on the Original Notes for the current year whereas the debt was outstanding for approximately 26% of the period in 2010.

Change in fair value of derivative liabilities resulted in income of $7,403,871 for the six months ended June 30, 2011.  The fair value measurement for the period ended June 30, 2010 was not recorded as the variance was not considered by management to be material.  This change in fair value results from revaluing our derivative liabilities associated with the Original Notes and the Warrants issued in prior year.

Merger related expenses decreased from $323,294 in the six months ended June 30, 2010 to $0 in the six-month period of the current year due to the one-time nature of the costs incurred to complete the merger, including legal and settlement costs.

Private placement costs were $0 in the period ending June 30, 2011 compared to $2,042,348 in the period ending June 30, 2010 due to the fair value recorded for the Original Notes and the Warrants issued in excess of the face value of the Original Notes.  There are no such costs for the corresponding six months of the current year as the revaluation analysis is recognized under the Change in fair value of derivative liabilities.

Net income for the six months ended June 30, 2011 was $6,248,054 compared to a net loss of $3,098,805 for the six months ended June 30, 2010 due to the change recorded from the re-valuing our derivative liabilities which is only partially offset by payroll and stock based compensation for employees, officers and directors retained by us as well as the costs associated with the ongoing costs of the 2nd pre-clinical trials.  The net loss in the six months ended June 30, 2010 included the final costs of the proof of concept study as well as legal costs associated with the negotiation and review of merger documents and private placement costs incurred with the valuation of derivative liabilities.

Liquidity and Capital Resources

From inception to June 30, 2011, we incurred a deficit during the development stage of $9,594,743 primarily as a result of our losses from operations and the non-cash costs relating to the accounting of debt, derivative and warrant issuances.  We expect to continue to incur additional losses for at least the next twelve months and for the foreseeable future.  These losses have been incurred through a combination of research and development activities as well as patent work related to our technology, expenses related to the merger and to public reporting obligations and the costs to supporting all of these activities.

We have financed our operations since inception primarily through equity and debt financings.  During the six months ended June 30, 2011, we had a net decrease in cash and cash equivalents of $37,081.  This decrease resulted largely from net cash used in operating activities of $570,310, which was mostly offset by cash provided by stock subscription financing activities of $534,266.  Total liquid resources as of June 30, 2011 were $140,721 compared to $177,802 at December 31, 2010.

As of June 30, 2011, excluding our derivative liability of $6,294,052, we had a working capital deficit of $136,241 compared to working capital of $11,580 at December 31, 2010, when excluding our derivative liability of $13,697,823 as of that date.

Our available working capital and capital requirements will depend upon numerous factors, including progress of our research and development programs, our progress in and the cost of ongoing and planned nonclinical and clinical testing, the timing and cost of obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, in-licensing activities, competing technological and market developments, the resources that we devote to developing manufacturing and commercializing capabilities, the status of our competitors, our ability to establish collaborative arrangements with other organizations and our need to purchase additional capital equipment.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development.  Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.  Through June 30, 2011, a significant portion of our financing has been through private placements of common stock and warrants and debt financing.  Unless our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the sources of capital previously described.  We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.  We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.

We are currently in the process of offering and selling units consisting of one share of our common stock and a warrant to purchase 0.30 shares of our common stock at an exercise price of $0.60 per share, to accredited investors to raise funds necessary for general corporate and research costs.  The warrants are fully vested and exercisable for 3 years from the date of issuance. This private placement, if fully subscribed, will raise approximately an additional $500,000, prior to any fundraising costs, which should be sufficient to fund operations through the end of the fourth quarter of 2011.  During the period, we have sold an aggregate of 971,392 units at $0.55 per unit for gross proceeds of $534,266 to 12 accredited investors.  The offering is ongoing and there can be no assurances that it will result in placement of a sufficient number of units to provide sufficient operating capital.  There can be no assurances that sufficient subsequent funding, if any at all, will be raised by these or future discussions or the cost of such investments will be reasonable.  Furthermore, we will need additional financing thereafter to complete development and commercialization of our products.  There can be no assurances that we can successfully complete development and commercialization of our products.

These matters raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have reported a net loss of $447,684 in the three months ended June 30, 2011, offset by non-cash gains on valuation of derivative liabilities of $182,441, compared to a net loss of $3,065,219 for the three months ended June 30, 2010, which included non-cash expenses of $2,042,348 for valuation of initial debt placement.   We have reported net income of $6,248,054 in the six months ended June 30, 2011, offset by non-cash gains on valuation of derivative liabilities of $7,403,871, compared to a net loss of $3,098,805 for the six months ended June 30, 2010, which included non-cash expenses of $2,042,348 for valuation of initial debt placement and associated derivative liabilities. The net loss from the date of inception, December 13, 2006, to June 30, 2011 amounts to $9,594,743.  Management believes that we will continue to incur net losses through at least June 30, 2012.

Amended and Restated 2.5% Senior Secured Convertible Notes Payable

On May 13, 2010, we entered into a Securities Purchase Agreement with W-Net Fund I, L.P. (“W-Net”), Europa International, Inc. (“Europa”), and MKM Opportunity Master Fund, Ltd. (“MKM” and together with W-Net and Europa, the “Purchasers”), pursuant to which the Purchasers, on May 13, 2010, purchased from us (i) Original Notes for a cash purchase price of $1,500,000, and (ii) Warrants pursuant to which the Purchasers may purchase up to 1,908,798 shares of our common stock at an exercise price equal to approximately $0.39 per share (the “Capital Raise Transaction”).  A portion of the proceeds from the Capital Raise Transaction were used to pay $250,000 owed by us to the two principal holders of our common stock, W-Net and Europa, and to reimburse them for legal and accounting fees and other expenses incurred by them and our company in connection with the merger and the Capital Raise Transaction.  The net proceeds available to us for our operations were reduced by such payments.

On July 6, 2011, we entered into an Amendment and Exchange Agreement with each of W-Net, Europa and MKM pursuant to which the Purchasers agreed to exchange the Original Notes for Amended and Restated 2.5% Senior Secured Convertible Notes (the “Notes”) and to amend the Securities Purchase Agreement to extend, for a period of 12 months, our right to cause the Purchasers to purchase their pro rata share of an aggregate of $1,500,000 in additional Notes provided that we meet three operating benchmarks specified in the Securities Purchase Agreement (the “Specified Benchmarks”), in consideration of our agreement to extend, for a period of 12 months, each Purchaser’s right to cause us to sell to such Purchaser its pro rata portion of an aggregate of $1,500,000 in additional Notes if we fail to meet the Specified Benchmarks.

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

Each Note is convertible at any time into common stock at $0.29 per share.  Original Note principal in the amount of $98,049 has been converted in 2010 and immediate conversion of the remaining balance outstanding on the Notes of $1,401,951 would result in the holders receiving 4,834,314 shares of our common stock.  Interest expense of $965 accrued on the converted portion of the Original Notes from the date of issuance through the respective conversion dates in 2010 resulted in the issuance of 2,456 shares of our common stock in lieu of cash payment of the interest expense.

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

The Note conversion price and the Warrant exercise price will be subject to specified adjustments for certain changes in the numbers of outstanding shares of our common stock, including conversions or exchanges of such.  If additional shares of our capital stock are issued, except in specified exempt issuances, for consideration which is less than the then existing Note conversion or Warrant exercise price, then such conversion or exercise price will be reduced by anti-dilution adjustments.  For the first $400,000 of such “Dilutive Issuances,” the reduction will be made on a weighted average basis, taking into account the relative magnitudes of any Dilutive Issuance relative to the total number of outstanding shares.  However, any further Dilutive Issuance would be subject to a more detrimental “full ratchet” adjustment that generally reduces the conversion or exercise price to equal the price in the Dilutive Issuance, regardless of the size of the Dilutive Issuance.

The Notes greatly restrict the ability of our company or AtheroNova Operations to issue indebtedness or grant liens on our or its respective assets without the Note holders’ consent.  They also limit and impose financial costs on our acquisition by any third party.

Under the Securities Purchase Agreement, as amended on July 6, 2011, if we meet three specified operating benchmarks during the first twenty-four months after the closing of the first Original Note purchase, an additional $1,500,000 in Note purchases (without Warrants) can be requested by us from the Purchasers.  The determination of whether we have met the benchmarks is solely at the discretion of the Purchasers.  If the benchmarks are determined to have been achieved, then we can require the Purchasers to make the additional $1,500,000 of Note purchases.  If such benchmarks are not attained in the 24-month period, then the Purchasers, in their discretion, during the next two months may elect to purchase up to $1,500,000 of Notes (without Warrants) having an initial conversion price which is 25% higher than the conversion price in the Notes.

Commitments

Development Commitments

At present we have no development commitments.

Research and Development Projects

At present we have commitments for two research and development projects for our second pre-clinical trials.  The first agreement, with the University of California, which has reached it clinical conclusion, is expected to take another 30-45 days for data collection and analysis. The agreement has an additional amount due upon conclusion of the analysis of $39,167.

The second commitment for research and development projects, with the Cedars-Sinai Medical Center, has an expected completion date for the research portion of the project of August 15, 2011 and a completion of the preparation of the data analysis and publishable manuscript approximately 45-60 days after the completion of the laboratory work.  Additional progress payments are due at various dates dependent upon the stages of completion of the project and total $187,583.

Summary of Contractual Commitments

Employment Agreements

Employment agreements with our Chief Executive Officer and Chief Financial Officer are incorporated by reference to Exhibits 10.1 and 10.2 to the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission (“SEC”) on September 3, 2010.

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

Stock-Based Compensation

We periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. We account for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of our common stock option and warrant grant is estimated using the Black-Scholes-Merton option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton option pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton option pricing model could materially affect compensation expense recorded in future periods.

Intangible Assets and Goodwill

We account for intangible assets and goodwill in accordance with the authoritative guidance issued by the Financial Accounting Standards Board. Intangibles are valued at their fair market value and are amortized taking into account the character of the acquired intangible asset and the expected period of benefit.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. We will adopt the ASU as required.  The ASU will affect our fair value disclosures, but will not affect our results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  We will adopt the ASU as required.  It will have no affect on our results of operations, financial condition or liquidity.

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

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control

During the quarter ended June 30, 2011, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 20, April 21, April 25, May 3, May 5, May 9, May 11, May 18 and June 6, 2011, we issued an aggregate of 925,937 units consisting of 925,937 shares of our common stock and warrants, having a term of three years and an exercise price of $0.60 per share, to purchase 277,780 shares of our common stock.  The aggregate gross proceeds from these private placement transactions was $509, 266.

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

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHERONOVA INC.

Date: August 5, 2011	By:	/s/ Mark Selawski
Mark Selawski
Chief Financial Officer
(Principal financial and accounting officer)