Form 10-Q
period 2011-09-30
AtheroNova Inc.
filed 2011-11-10
CIK 1377053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☑ No ☐

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
Yes ☐ No ☑

As of November 7, 2011 there were 27,753,802 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	3

	Condensed Consolidated Statements of Operations (Unaudited) for the three and nine month periods ended September 30, 2011 and 2010, and for the period from December 13, 2006 (Inception) through September 30, 2011	4

	Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) (Unaudited) for the period from December 13, 2006 (Inception) through September 30, 2011	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine month periods ended September 30, 2011 and 2010, and for the period from December 13, 2006 (Inception) through September 30, 2011	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	29

Item 4.	Controls and Procedures	29

PART II	OTHER INFORMATION

Item 6.	Exhibits	31

Part I – Financial Information
Item 1.  Financial Statements

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
Assets	(unaudited)

Current Assets
Cash	$686,783	$177,802
Other Current Assets	14,139	14,039
Total Current Assets	700,922	191,841
Equipment, net	4,676	5,521
Total Assets	$705,598	$197,362
Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$288,691	$157,665
Interest payable	33,613	22,596
Derivative Liability	8,952,110	13,697,923
Total Current Liabilities	9,274,414	13,878,184

2.5% Senior secured convertible notes, net of discount	338,505	228,298

Commitments and Contingencies
Stockholders’ Deficiency
Preferred stock $0.0001 par value, 10,000,000 shares authorized, none outstanding at September 30, 2011 and December 31, 2010	--	--
Common stock $0.0001 par value, 100,000,000 shares authorized, 27,547,211 and 23,420,899 outstanding at September 30, 2011 and December 31, 2010, respectively	2,748	2,337
Additional paid in capital	4,629,491	1,931,340
Deficit accumulated during the development stage	(13,539,560)	(15,842,797)
Total stockholders’ deficiency	(8,907,321)	(13,909,120)
Total Liabilities and Stockholders’ Deficiency	$705,598	$197,362

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
For the three and nine month periods ended September 30, 2011 and 2010,
And for the period from December 13, 2006 (Inception) through September 30, 2011

	Three months ended September 30,		Nine months ended September 30,		Cumulative From
	2011	2010	2011	2010	Inception

Revenue, net	$0	$0	$0	$0	$0

Operating expenses:
Research and development	88,270	--	271,645	110,450	763,180
General and administrative expenses	797,078	594,028	1,571,334	987,915	3,474,001
Impairment charge-intellectual property	--	572,868	--	572,868	572,868

Total operating expenses	885,348	1,166,896	1,842,979	1,671,233	4,810,049

Loss from operations	(885,348)	(1,166,896)	(1,842,979)	(1,671,233)	(4,810,049)

Other income / (expenses):
Other income (expense)	36	676	165	(46,708)	3,281
Merger-related expenses	--	--	--	(323,294)	(323,294)
Cancellation of related-party debt	--	--	--	--	100,000
Interest expense	(401,446)	(196,810)	(594,922)	(233,060)	(944,830)
Private Placement Costs	--	--	--	(2,042,348)	(2,148,307)
Gain on extinguishment of derivative liability	811,393	--	811,393	--	811,393
Change in fair value of derivative liabilities	(3,469,451)	(412,361)	3,934,420	(412,361)	(6,221,155)

Net income (loss) before income taxes	(3,944,816)	(1,775,391)	2,308,077	(4,729,004)	(13,532,961)

Provision for income taxes	--	--	4,840	1,759	6,599

Net income (loss)	$(3,944,816)	$(1,775,391)	$2,303,237	$(4,730,763)	$(13,539,560)

Basic income (loss) per share	$(0.15)	$(0.08)	$0.09	$(0.21)

Diluted income (loss) per share	$(0.15)	$(0.08)	$0.08	$(0.21)

Basic weighted average shares outstanding	26,503,747	22,785,012	24,729,573	22,243,571

Diluted weighted average shares outstanding	26,503,747	22,785,012	27,665,915	22,243,571

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)
(Unaudited)
For the period from December 13, 2006 (Inception) through September 30, 2011

Description	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)

Issuance of Common Stock to Founders	19,233,029	1,923	(1,923)	--	--

Net loss	--	--	--	--	--

Balance – December 31, 2007	19,233,029	1,923	(1,923)	--	--

Issuance of Common Stock for Cash at $0.223 per share	1,010,132	101	224,899	--	225,000

Net loss	--	--	--	(173,622)	(173,622)

Balance – December 31, 2008	20,243,161	2,024	222,976	(173,622)	51,378

Issuance of Common Stock for Cash at $0.223 per share	224,663	23	99,977	--	100,000

Fair value of common stock issued for services	224,284	22	49,978	--	50,000

Net Loss	--	--	--	(12,323)	(12,323)

Balance – December 31, 2009	20,692,108	2,069	372,931	(185,945)	189,055

Issuance of common stock for Cash at $0.223 per share	1,010,132	101	224,899	--	225,000

Exercise of warrants	392,498	39	87,488	--	87,527

Fair value of warrants issued for services	--	--	518,000	--	518,000

Fair value of vested options	--	--	287,355	--	287,355

Fair value of common stock issued for services	466,570	47	140,453	--	140,500

Contribution of stockholder notes payable to capital	--	--	200,000	--	200,000

Common stock issued in reverse merger	607,647	56	1,225	--	1,281

Common stock issued upon conversion of notes payable	251,944	25	98,989	--	99,014

Net loss	--	--	--	(15,656,852)	(15,656,852)

Balance – December 31, 2010	23,420,899	2,337	1,931,340	(15,842,797)	(13,909,120)

Issuance of common stock for Cash at $0.55 per share	2,518,421	252	1,384,879	--	1,385,131

Fair value of vested options	--	--	459,224	--	459,224

Fair value of common stock and warrants purchased by employees and vendors in excess of market price	--	--	309,426	--	309,426

Fair value of common stock and warrants issued to settle accounts payable	22,727	2	48,611	--	48,613

Common stock issued upon conversion of notes payable	1,585,164	157	473,541	--	473,698

Fair value of warrants issued for services	--	--	22,470	--	22,470

Net income	--	--	--	2,303,237	2,303,237

Balance – September 30, 2011	27,547,211	$2,748	$4,629,491	$(13,539,560)	$(8,907,321)

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
For the nine month periods ended September 30, 2011 and 2010,
And for the period from December 13, 2006 (Inception) through September 30, 2011

	Nine months ended September 30,		Cumulative From
	2011	2010	Inception
Operating Activities:
Net income (loss)	$2,303,237	$(4,730,763)	$(13,539,560)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on settlement of payables	36,113	--	36,113
Amortization of debt discount	570,808	218,470	897,155
Depreciation	1,882	12,009	3,430
Stock based compensation	791,111	473,628	1,786,965
Impairment charge-intellectual property	--	572,867	572,867
Cost of private placement	--	2,042,348	2,148,307
Gain on extinguishment of debt	(811,393)	--	(811,393)
Change in fair value of derivative liabilities	(3,934,420)	412,361	6,221,155
Cancellation of debt	--	--	(100,000)
Changes in operating assets and liabilities:
Other current assets	(100)	(81,022)	(14,139)
Accounts payable and accrued expenses	167,649	(33,697)	447,910
Net cash used in operating activities	(875,113)	(1,113,799)	(2,351,190)

Investing Activities
Purchase of equipment	(1,037)	(7,069)	(8,106)
Investment in intellectual property	--	--	(372,867)
Cash received from reverse merger	--	--	1,281
Net cash used in investing activities	(1,037)	(7,069)	(379,692)

Financing Activities
Proceeds from issuance of common stock	1,385,131	225,000	2,022,659
Proceeds from sale of 2.5% senior secured convertible notes, net	--	1,395,601	1,395,006
Net cash provided by financing activities	1,385,131	1,620,601	3,417,665

Net change in cash	508,981	499,733	686,783

Cash - beginning balance	177,802	28,047	--

Cash - ending balance	$686,783	$527,780	$686,783

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,840	$1,759	$6,599

Supplemental disclosure of non-cash investing and financing transactions:

Stockholder notes issued in exchange for intellectual property	$--	$--	$200,000
Conversion of convertible notes payable and accrued interest to equity	$473,707	$79,364	$572,721
Derivative liability created on issuance of convertible notes and warrants created	$--	$--	$1,500,000
Reclass of accounts payable to related party notes	$--	$--	$100,000
Common stock issued to settle accounts payable	$12,500	$--	$12,500

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended September 30, 2011 and 2010
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

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has a stockholders deficiency of $8,907,321 at September 30, 2011, and has incurred recurring losses from operations since inception.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management is in the process of  concluding an offering to accredited investors of units consisting of one share of the Company’s common stock and a warrant to purchase 0.3 of a share of the Company’s common stock, at a per unit price of $0.55, to raise funds necessary for general corporate and research costs.  The offering has raised $1,385,131 as of September 30, 2011 (see Note 5) and an additional $80,000 was raised after September 30, 2011.  The conclusion of this offering should give the company sufficient capital to fund operations through the end of the first quarter of 2012.  Management is currently evaluating several future funding sources, including the commencement of a new subscription offering and various private placement opportunities.  There can be no assurances that sufficient subsequent funding, if any at all, will be raised by future offerings or private placements or that the cost of such funding will be reasonable.

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

A reconciliation of basic and diluted shares for the three months ended September 30, 2011 and 2010 follows:

	September 30,	September 30,
	2011	2010

Average common shares outstanding-basic	26,503,747	22,785,012
Effect of dilutive securities-
Warrants	--	--
Employee and director stock options	--	--
Average diluted shares	$26,503,747	$22,785,012

A reconciliation of basic and diluted shares for the nine months ended September 30, 2011 and 2010 follows:

	September 30,	September 30,
	2011	2010

Average common shares outstanding-basic	24,729,573	22,243,571
Effect of dilutive securities-
Warrants	2,677,985	--
Employee and director stock options	258,357	--
Average diluted shares	$27,665,915	$22,243,571

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

	September 30,	September 30,
	2011	2010

Convertible notes	3,626,409	4,199,358

Warrants	6,058,198	5,497,355

Employee and director stock options	3,024,498	549,498

Total potentially dilutive shares	$12,709,105	$10,246,211

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2011.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$--	$--	$8,952,110	$8,952,110

At September 30, 2011 and December 31, 2010, the fair values of cash and cash equivalents, and accounts payable approximate their carrying values.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely or not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  The Company is currently evaluating the effects adoption of ASU 2011-08 may have on its goodwill impairment testing.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.             2.5% SENIOR SECURED CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(Unaudited)

Convertible Notes Payable	$955,351	$1,401,951
Less valuation Discount	(616,846)	(1,173,653)

Convertible Notes Payable, net	$338,505	$228,298

On May 13, 2010, we entered into a Securities Purchase Agreement with W-Net, Europa and MKM pursuant to which the Purchasers purchased from us (i) 2.5% Senior Secured Convertible Notes for a cash purchase price of $1,500,000, and (ii) Common Stock Purchase Warrants pursuant to which the Purchasers may purchase up to 1,908,797 shares of our common stock at an exercise price equal to approximately $0.39 per share, subject to adjustment.  A portion of the proceeds from the Capital Raise Transaction were used to pay $250,000 owed by us to the two principal holders of our common stock, W-Net and Europa, and to reimburse them for legal and accounting fees and $73,294 of other expenses incurred by them and our company in connection with the Merger and the Capital Raise Transaction. Such costs have been reflected as costs of the reverse merger in the accompanying statement of operations for the nine-month period ended September 30, 2010. The net proceeds available to us for our operations were reduced by such payments.

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

Each Original Note was convertible at any time into common stock at a specified conversion price, which was approximately $0.39 per share, subject to adjustment.  On July 6, 2011, the Company entered into an Amendment and Exchange Agreement with each of W-Net, Europa and MKM pursuant to which the Purchasers agreed to exchange the Original Notes for the Notes.  The Notes have the same terms as the Original Notes (as described below), except that each Note is convertible at any time into common stock at a per share conversion price of $0.29, subject to adjustment.

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

Under the Securities Purchase Agreement, as amended, if we meet three specified operating benchmarks during the first twenty-four months after the closing of the first Original Note purchase, an additional $1,500,000 in Note purchases (without Warrants) can be requested by us from the Purchasers.  The determination of whether we have met the benchmarks is solely at the discretion of the Purchasers.  If the benchmarks are determined to have been achieved, then we can require the Purchasers to make the additional $1,500,000 of Note purchases.  If such benchmarks are not attained in the 24-month period, then the Purchasers, in their discretion, during the next two months may elect to purchase up to $1,500,000 of Notes (without Warrants) having an initial conversion price which is 25% higher than the conversion price in the Notes.

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

The Company determined that the fair value of the conversion feature at issuance was $2,370,245, and that the fair value of the warrant liability at issuance was $1,172,103, based upon a weighted average Black-Sholes-Merton calculation. The Company recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes. As the aggregate fair value of these liabilities of $3,542,348 exceeded the aggregate value of the Notes of $1,500,000 at issuance, the excess of the liability over the aggregate value of the Notes of $2,042,348 was considered as a cost of the private placement in 2010.  The Company has amortized $883,154 of the valuation discount of which, $556,807 was recorded during the period ended September 30, 2011.  The remaining unamortized valuation discount of $616,846 as of September 30, 2011 has been offset against the face amount of the Notes for financial statement purposes. The fair value of the derivative liabilities as of September 30, 2011 was $8,952,110 (see Note 4).

From issuance through September 30, 2011, the Purchasers exercised their option to convert a portion of the Original Notes into our common stock.  During the year ended December 31, 2010, principal in the amount of $98,049 and accrued interest in the amount of $965 was converted at a per share price of approximately $0.39 into 249,488 and 2,456 shares, respectively, of our common stock.  During the nine months ended September 30, 2011, principal in the amount of $446,600 was converted at a per share price of $0.29 into 1,540,000 shares of our common stock.  In addition, the Company also issued 45,164 shares of our common stock with a market value of $27,098 to settle $13,098 of accrued interest relating to these notes.  The issuance of these common shares resulted in an additional charge of $14,000 that has been reflected as a financing cost in the accompanying statement of operations.  The aggregate balance of the Original Notes outstanding as of September 30, 2011 amounted to $955,351.

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

	September 30, 2011	December 31, 2010
	(Unaudited)
Conversion feature :
Risk-free interest rate	0.42%	2.01%
Expected volatility	136%	150%
Expected life (in years)	2.63 years	3.37 years
Expected dividend yield	0.00%	0.00%

Warrants :
Risk-free interest rate	0.42%	2.01%
Expected volatility	136%	150%
Expected weighted average life (in years)	2.63 years	3.37 years
Expected dividend yield	0.00%	0.00%

Fair Value :
Conversion feature	$5,890,341	$9,177,865
Warrants	3,061,769	4,520,058
	$8,952,110	$13,367,923

The risk-free interest rate was based on rates established by the Federal Reserve Bank.  The Company based the expected volatility assumption on a volatility index of peer companies as the Company did not have sufficient market information to estimate the volatility of its own stock, and the expected life of the instruments is determined by the expiration date of the instrument.  The expected dividend yield was based on the fact that the Company has not paid dividends to common stockholders in the past and does not expect to pay dividends to common stockholders in the future.

The Company measured the aggregate fair value of the Original Notes and the Warrants issued on May 13, 2010 as $3,542,348. The value of the derivative liability at the date of issuance of $3,542,348 in excess of the Original Notes payable with a face amount of $1,500,000 was $2,042,348, and such amount was recognized in the statements of operations for the three- and nine-month periods ended September 30, 2010 as a cost of the private placement. The Company measured the aggregate fair value of the Original Notes and the Warrants on December 31, 2010 at an aggregate value of $13,367,923.  As of September 30, 2011, the Company re-measured the remaining derivative liabilities and determined the aggregate fair value to be $8,952,110. The Company recorded the change in fair value of the derivative liabilities of $3,934,420 in the accompanying statement of operations for the nine months ending September 30, 2011.

For the three months ended September 30, 2011, the Company recorded a gain on the extinguishment of derivative liability of $811,393 due to the conversion of principal balance of convertible notes of $446,600.

5.            STOCKHOLDERS’ DEFICIENCY

Common Stock

Sale of common stock

During the nine months ended September 30, 2011, the Company sold 2,518,421 units for $0.55 per unit, each unit consisting of one share of common stock and a warrant to purchase .30 shares of common stock for up to three years at $0.60 per share, to accredited investors, resulting in proceeds to the Company of $1,385,131.  In connection with such sales, warrants to purchase 711,887 shares of common stock were issued to these same purchasers.  There were no commissions paid with respect to these sales.

Certain of these unit sales were made to existing employees, officers and vendors.  Included in these totals was the sale of 324,407 units (representing 324,407 common shares and warrants to purchase an additional 97,323 common shares) to officers and vendors to the Company.  The Company determined that it was appropriate to recognize compensation expense of $223,892 for the differential of the purchase price to the open market price of each respective purchase on its date of execution.  Additionally, the associated warrants resulted in recognition of additional compensation expenses of $85,525 which were valued using the Black-Scholes-Merton valuation model with the following assumptions: risk free interest rate of 0.25 – 0.56%, dividend yield of 0%, volatility factors of the expected market price of common stock of 138%, and an expected life of 1.5 years.  The aggregate amount of $309,417 has been reflected as additional compensation in the accompanying September 30, 2011 statement of operations.

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

Common stock issued to settle payables

On September 30, 2011, we issued 22,727 units, consisting of 22,727 shares of our common stock and a warrant, having a three year term and an exercise price of $0.60 per share, to purchase 6,818 shares of our common stock in exchange for cancellation of $12,500 of accounts payable for prior services rendered.  The Company recognized a cost of $36,113 in the accompanying September 30, 2011 statement of operations upon settlement of this payable relating to the difference between the fair value of the units issued.

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

During the period ended September 30, 2011, options to purchase 162,500 shares of the Company’s common stock were granted to employees under the 2010 Plan.  The options vest 25% upon issuance, and then vest 25% on each anniversary date thereafter.  The options have an exercise price of $1.01 per share and expire on the 7th anniversary of the date of grant.

On June 1, 2011, the Company entered into an agreement with a consultant to purchase 50,000 shares of common stock at $1.01, which vest over a one year period.  The company is valuing the vested options at each reporting date in accordance with the current accounting guidance which require option awards issued to non-employees be based upon the current market price as the services are performed using an option pricing model.

On June 1, 2011, the Company entered into an agreement with a consultant to perform certain development and regulatory activities.  Under the terms of the agreement, the company issued to the consultant an option to purchase 500,000 shares of our common stock at $1.01 per share that vests over 48 months starting July 2011.  The company is valuing the vested options at each reporting date in accordance with the current accounting guidance which require option awards issued to non-employees be based upon the current market price as the services are performed using an option pricing model.  As of September 30, 2011 a total of 31,250 option shares are vested with a fair value of $52,436, which was expensed during the period.

In addition to the above, an additional 1,500,000 option shares were committed to the consultant under a development plan calling for achievement of twelve (12) milestones set forth by the Company.  Upon achievement of these various milestones, the Company will be obligated to grant additional stock options of varying amounts.  Once the options are granted, the options will vest on a monthly basis for a period of four years.  In case the consultant terminates the relationship with the Company during the vesting period, any unvested options will be forfeited.  As of September 30, 2011, the consultant accomplished two (2) milestones and was granted total options of 150,000, of which 3,125 shares vested on October 2, 2011.  Total fair value of the options vested amounted to approximately $5,000.

A summary of the status of the Company’s stock options as of September 30, 2011 and changes during the period then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,199,498	$0.878	6.852
Granted	862,500	$1.01	6.72
Exercised	--	--	--
Cancelled	(37,500)	1.11	--
Outstanding at September 30, 2011	3,024,498	$0.953	6.001	$2,600,558

Exercisable at September 30, 2011	807,601	$0.882	5.779	$751,518

Weighted-average fair value of options granted during the three month period ended September 30, 2011	$0.870

During the three and nine months ended September 30, 2011, the Company recognized $165,121 and $459,224, respectively, of compensation costs related to the vesting of these options. As of September 30, 2011, the total compensation cost related to nonvested option awards not yet recognized is $2,397,843.  The weighted average period over which it is expected to be recognized is approximately 3.50 years.  The intrinsic value of the shares outstanding at September 30, 2011 was $2,600,558.

To compute compensation expense, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes-Merton option pricing model for employees, and calculated the fair value of each option award at the end of the period for non-employees.  The Company based the expected volatility assumption on a volatility index of peer companies as the Company did not have sufficient market information to estimate the volatility of its own stock.  The expected term of options granted represents the period of time that options are expected to be outstanding.  The Company estimated the expected term of stock options by using the simplified method. The expected forfeiture rates are based on the historical employee forfeiture experiences.  To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards.  The Company has not declared a dividend on its common stock since its inception and has no intentions of declaring a dividend in the foreseeable future and therefore used a dividend yield of zero.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges in the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Expected volatility	138%	138%	138%	138%
Dividend yield	--	--	--	--
Expected term (in years)	1.5-6.25	6.25	6.25	6.25
Risk-free interest rate	1.41%	1.92%	2.19%	1.92%

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

During the nine months ended September 30 2011, we issued a total 725,523 fully-vested warrants to accredited investors who purchased common stock in the subscription offering.  These warrants are exercisable for three years from the date of issuance at an exercise price of $0.60 per share. We also issued 6,818 warrants as a part of our agreement at settle $12,500 of accounts payable.

As of September 30, 2011 there are warrants to purchase 6,058,198 shares of our common stock outstanding with expiration dates ranging from February 2013 through December 2015 and exercise prices ranging from $0.22 to $1.64.  A summary of the status of our warrants as of September 30, 2011 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	5,304,857	$0.338	3.664	11,471,264
Granted	753,341	$0.597	2.862	906,109
Exercised	--	--	--	--
Cancelled	--	--	--	--
Outstanding at September 30, 2011	6,058,198	$0.370	2.907	$8,663,973

Exercisable at September 30, 2011	6,058,198	$0.370	2.907	$8,663,973

Weighted-average fair value of warrants granted during the three month period ended September 30, 2011	$0.600

6.            COMMITTMENTS

At present the Company has commitments for two research and development projects for its second pre-clinical trials.  The first agreement, with the University of California, has completed the laboratory segment of the project and should be in process of issuing the final analytic reports.  Amendment #1 to the agreement, dated September 22, 2011, added serum analytic work on samples provided by Cedars-Sinai for an additional $4,620, increasing the final amount due under the agreement to $43,787.

The second commitment for research and development projects, with the Cedars-Sinai Medical Center, has also completed the laboratory segment of the project and completion of the data analysis and publishable manuscript are expected to be during the 4th quarter of 2011.  Additional progress payments still due at various dates dependent upon the stages of completion of the project total $137,583.

The Company has agreed to a consulting contract with its drug development consultant which calls for payments of certain achievement cash bonuses as well as future stock option grants based on attainment of various development milestones.  To date, cash bonuses of $10,000 and stock options to purchase 150,000 shares of common stock, subject to a vesting schedule, have been issued after satisfaction of several goals during the current period.  If all remaining development milestones are met, cash bonuses of $140,000 will be paid and additional stock options to purchase an additional 1,350,000 shares of common stock, also subject to a vesting schedule, will be granted.  It is expected that this development process will last between 24 and 36 months.

7.            SUBSEQUENT EVENTS

On October 11, 12 and 14th, 2011, the Company issued an aggregate of 145,455 units consisting of 145,455 shares of the Company’s common stock and warrants, having a term of three years and an exercise price of $0.60 per share, to purchase 43,636 shares of the Company’s common stock.  The aggregate gross proceeds from this private placement transaction were $80,000.

On October 17, 2011, the Company issued 50,000 shares of its common stock to a service provider in consideration of services rendered to the Company.

Additionally on October 18, 2011, 11,136 units consisting of 11,136 shares of our common stock and warrants, having a term of three years and an exercise price of $0.60 per share, to purchase 3,341 shares of our common stock, were issued in satisfaction of accounts payable totaling $6,124.80.

On October 22, 2011, the Company entered into two definitive agreements with OOO CardioNova, a wholly-owned subsidiary of Maxwell Biotech Group, a Russian biotech fund, covering the Company’s AHRO-001 compound.  The agreements cover a territory represented by the Russian Federation, the Ukraine and various countries in central Asia (the “Territory”).

Under the Licensing Agreement, OOO CardioNova (“CardioNova”) will become an equity investor in the Company in exchange for the funding of Phase 1 and 2 human clinical trials conducted by a Clinical Research Organization (“CRO”) located in Russia.  Terms of the Agreement specify that a Joint Steering Committee be established between both entities to determine final clinical protocols and research budget, which is expected to total approximately $3.8 million.  Upon acceptance of the development plan, common stock equal to 10% of the research budget will be issued to CardioNova at a 20-day weighted average prior to the signature of the initial term sheet, or $0.97 per share.

Additional common stock issuances of 20%, 40% and 30% of the approved budget shall be issued upon the approval by the Joint Steering Committee of the Phase 1 protocol, announcement of Phase 1 results and announcement of Phase 2 results, respectively.  Each tranche will be priced at the lower of the weighted 20-day average immediately prior to each issuance event, or $0.97 per share, whichever is lower.

If CardioNova successfully develops and commercializes AHRO-001 in the Territory, the Company will be entitled to receive a quarterly royalty, based on net sales during the period using an escalating scale.  The royalty agreement shall remain in force for the period in which intellectual property rights for AHRO-001are in full force and effect in the Territory.

Under the Securities Purchase Agreement, OOO CardioNova will purchase up to 275,258 shares of the Company’s common stock for a cash purchase price of $0.97 per share.  This transaction will take place in two installments.  The first installment of 154,639 shares will occur concurrently with the first common stock issuance as specified in the Licensing Agreement, which will occur after November 15, 2011.  The 2nd installment will occur upon delivery of final clinical product to be used in the Phase 1 and 2 clinical trials.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three and nine months ended September 30, 2011 and 2010.  The discussion and analysis that follows should be read together with the condensed consolidated financial statements and the notes to the financial statements included elsewhere in this report.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.  Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in the section of our annual report on Form 10-K captioned “Risk Factors.”

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

During the 3 months ended September 30, 2011, we signed a term sheet with Maxwell Biotech Group (“Maxwell”) under which the Phase 1 and 2 human clinical trials of AHRO-001 will be conducted and funded by Maxwell for up to $3.8 million dollars in exchange for our common stock priced at the lower of $0.97 per share or the 20 day average prior to each achievement milestone.  Achievement milestones shall occur upon the following events: a) acceptance by both parties on a finalized development budget; b) acceptance by both parties on a finalized Phase 1 study protocol; c) announcement of results of Phase 1 study, and; d) announcement of the results of Phase 2 study.  A Joint Steering Committee, composed of personnel from both entities shall be established to oversee the development and approval of the finalized budgets and clinical trial protocols.

Concurrent with the establishment of the study budget and Joint Steering Committee, Maxwell shall purchase common stock equivalent to the expected cost of AHRO-001 and placebo clinical trial materials expected to be used to conduct the clinical trials.  This purchase, to be completed in 2 phases, shall be for a total of $267,000 at a price of $0.97 per share.  The first purchase will be consummated upon signing of the definitive Licensing and Securities Purchase Agreement and the second purchase will be consummated upon delivery of the clinical trial materials to Maxwell or its designated facilities.

Additionally, Maxwell will receive an exclusive marketing license for Russia and various Russian influenced countries.  If approval is received in this territory for commercial distribution, as part of the marketing license, Maxwell will pay an escalating royalty based on net annual sales volume in the territory.  Such royalties shall continue throughout the term of all patents received in the territories.

We have negotiated and executed the Stock Purchase Agreement and Licensing Agreement.  Additionally, a Manufacturing Agreement and Pharmacovigilance Agreement are called for and will need to be negotiated once clinical trials prove dose and efficacy of the compounds under development.

Results of Operations

Three-month Period ended September 30, 2011 vs. 2010

	Quarters ended September 30,		Increase
	2011	2010	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$--	$--	$--
Other research and development expenses	88,270	--	88,270
Total research and development expenses	88,270	--	88,270
General and administrative:
Share-based compensation	529,518	113,409	416,109
Other general and administrative expenses	267,560	480,619	(213,059)
Total general and administrative expenses	797,078	594,028	203,050
Impairment charge-intellectual property:
Impairment charge	--	572,868	(572,868)
Total impairment charge-intellectual property expenses	--	572,868	(572,868)
Interest expense	401,446	196,810	204,636
Gain on extinguishment of debt	(811,393)	--	(811,393)
Change in fair value of derivative liabilities	3,469,451	412,361	3,057,090
Other expense	(36)	(676)	640
Total other expense	3,059,468	608,495	2,450,973
Net loss	$3,944,816	$1,775,391	$2,169,425

During the three month periods ended September 30, 2011 and 2010, we did not recognize any revenues.  We are considered a development stage company and do not expect to have revenues relating to our products in the foreseeable future, if at all.

For the quarters ended September 30, 2011 and 2010, research and development expenses increased to $88,270 from $0.  This increase is primarily due to the costs associated with patent and intellectual property work and clinical progress payments in the current period with no comparable expenses in 2010.

General and administrative costs increased to $797,078 in the third quarter of 2011 compared to $594,028 for the quarter ended September 30, 2010, or an increase of $203,050.  The increase in costs in the current year compared to the same period in 2010 was due to the current year’s costs for stock-based compensation in connection with stock purchases and warrants by employees and consultants to the company in the current financing round at values that were less than the then current market price of the common stock.  This was partially offset by decreases in legal and consulting services performed in the prior year in conjunction with the financial valuation models on derivative liabilities as well documents associated with changes in management and the Board of Directors.

For the three months ended September 30, 2011, intellectual property impairment charge decreased to $0 from $572,868 in the three months ended September 30, 2010. This decrease is due to the prior year’s expense recognized following management’s evaluation of likelihood of realization of the assets as well as the appropriateness of recording such cost as intangible assets.

For the quarter ended September 30, 2011 interest expense was $401,446 compared to $196,810 for the same period in the prior year.  This increase is due to interest expense and discount amortization incurred on the 2.5% Senior Secured Convertible Notes (the “Original Notes”) as well as amortization of debt discount of $331,856 on the portion of the convertible notes converted to common stock during the quarter.

For the three months ended September 30, 2011, gain on extinguishment of debt increased to $811,393 from $0 in the three months ended September 30, 2010. This increase is due to the valuation of the convertible notes immediately prior to conversion of $446,600 of note principal during July 2011.

Change in fair value of derivative liabilities resulted in expense of $3,469,451 for the three months ended September 30, 2011.  Change in fair value of derivative liabilities resulted in expense of $412,361 for the 3 months ended September 30, 2010.  This change in fair value results from revaluing our derivative liabilities associated with the convertible notes and warrants issued and outstanding at the end of each period.

Net loss for the quarter ended September 30, 2011 was $3,944,816 compared to a net loss of $1,775,391 for the quarter ended September 30, 2010 due to continued operations in advancing the scientific and regulatory work of AHRO-001 as well as the revaluing of derivative liabilities, partially offset by lower impairment charges due to the prior year’s evaluation and subsequent write down of intellectual property intangible assets.

Nine-month Period ended September 30, 2011 vs. 2010

	Nine months ended September 30,		Increase
	2011	2010	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$--	$--	$--
Other research and development expenses	271,645	110,450	161,195
Total research and development expenses	271,645	110,450	161,195
General and administrative:
Share-based compensation	827,224	473,628	353,596
Other general and administrative expenses	744,110	514,287	229,823
Total general and administrative expenses	1,571,334	987,915	583,419
Impairment charge-intellectual property:
Impairment charge	--	572,868	(572,868)
Total impairment charge-intellectual property expenses	--	572,868	(572,868)
Interest expense	594,922	233,060	361,862
Gain on extinguishment of debt	(811,393)	--	(811,393)
Change in fair value of derivative liabilities	(3,934,420)	412,361	(4,346,781)
Merger related expenses	--	323,294	(323,294)
Private placement costs	--	2,042,348	(2,042,348)
Other (income) expense	4,675	48,467	(43,792)
Total other (income) expense	(4,146,216)	3,059,530	(7,205,746)
Net (income) loss	$(2,303,237)	$4,730,763	$(7,034,000)

During the nine month periods ended September 30, 2011 and 2010, we did not recognize any revenues.  We are considered a development stage company and do not expect to have revenues relating to our products in the foreseeable future, if at all.

For the nine months ended September 30, 2011, research and development expenses increased to $271,645 from $110,450 for the same period in 2010.  This increase is primarily the result of our 2nd pre-clinical trials currently in process as well as expenses for patent and intellectual property work during the current year with only final report expenses in the prior year.

General and administrative costs increased to $1,571,334 for the first nine months of 2011 compared to $987,915 for the first nine months of 2010, or an increase of $583,419.  The increase in costs incurred in 2011 is due to the costs associated with our corporate offices, payroll expenses as well as the cost of stock based compensation expense for our officers and directors, partially offset by reduced legal expenses for the merger transaction that was completed and recorded in May 2010.

For the nine months ended September 30, 2011, intellectual property impairment charge decreased to $0 from $572,868 in the nine months ended September 30, 2010. This decrease is due to the prior year’s expense recognized following management’s evaluation of likelihood of realization of the assets as well as the appropriateness of recording such cost as intangible assets.

For the period ended September 30, 2011 interest expense was $594,922 compared to $233,060 in the same period in 2010.  This change is due to interest expense and increased discount amortization of $242,518 on the portion of the convertible notes converted in the current year when compared to the portion of the convertible notes converted in the prior year.

For the nine months ended September 30, 2011, gain on extinguishment of debt increased to $811,393 from $0 in the nine months ended September 30, 2010. This increase is due to the valuation of the convertible notes immediately prior to conversion of $446,600 of note principal during July 2011.

Change in fair value of derivative liabilities resulted in income of $3,934,420 for the nine months ended September 30, 2011.  The fair value measurement for the nine months ended September 30, 2010 resulted in an expense of $412,361.  This change in fair value of $4,346,781 results from revaluing our derivative liabilities associated with the remaining Original Notes and the Warrants issued in the prior year.

Merger related expenses decreased from $323,294 in the nine months ended September 30, 2010 to $0 in the nine-month period of the current year due to the one-time nature of the costs incurred to complete the merger, including legal and settlement costs.

Private placement costs were $0 in the period ending September 30, 2011 compared to $2,042,348 in the period ending September 30, 2010 due to the fair value recorded for the Original Notes and the Warrants issued in excess of the face value of the Original Notes.  There are no such costs for the corresponding nine months of the current year as the revaluation analysis is recognized under the Change in fair value of derivative liabilities.

Net income for the nine months ended September 30, 2011 was $2,303,237 compared to a net loss of $4,730,763 for the nine months ended September 30, 2010 due to the change recorded from re-valuing our derivative liabilities which is only partially offset by payroll and stock based compensation for employees, officers and directors retained by us as well as the costs associated with the ongoing costs of the 2nd pre-clinical trials.  The net loss in the nine months ended September 30, 2010 included the final costs of the proof of concept study as well as legal costs associated with the negotiation and review of merger documents and private placement costs incurred with the valuation of derivative liabilities.

Liquidity and Capital Resources

From inception to September 30, 2011, we incurred a deficit during the development stage of $13,539,560 primarily as a result of our losses from operations and the non-cash costs relating to the accounting of debt, derivative and warrant issuances.  We expect to continue to incur additional losses for at least the next twelve months and for the foreseeable future.  These losses have been incurred through a combination of research and development activities as well as patent work related to our technology, expenses related to the merger and to public reporting obligations and the costs to supporting all of these activities.

We have financed our operations since inception primarily through equity and debt financings.  During the nine months ended September 30, 2011, we had a net increase in cash and cash equivalents of $508,981.  This increase resulted largely from cash provided by stock subscription financing activities of $1,385,131, partially offset by net cash used in operating activities of $875,113.  Total liquid resources as of September 30, 2011 were $686,783 compared to $177,802 at December 31, 2010.

As of September 30, 2011, excluding our derivative liability of $8,952,110, we had working capital of $378,618 compared to working capital of $11,580 at December 31, 2010, when excluding our derivative liability of $13,697,823 as of that date.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development.  Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.  Through September 30, 2011, a significant portion of our financing has been through private placements of common stock and warrants and debt financing.  Unless our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the sources of capital previously described.  We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.  We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.

We are concluding an offering to accredited investors of units -consisting of one share of the Company’s common stock and a warrant to purchase 0.3 of a share of the Company’s common stock, at a per unit price of $0.55, to raise funds necessary for general corporate and research costs.  During the period ended September 30, 2011, we have raised $1,397,631 in gross proceeds from the sale of 2,541,148 units to accredited investors, with an additional $80,000 raised after September 30, 2011. The securities constituting the units have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold absent registration or an applicable exemption from the registration requirements. Disclosure of the offering in this report does not constitute an offer of securities for sale. There can be no assurances that sufficient subsequent funding, if any at all, will be raised by these or future discussions or the cost of such investments will be reasonable.  Furthermore, we will need additional financing thereafter to complete development and commercialization of our products.  There can be no assurances that we can successfully complete development and commercialization of our products.

These matters raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have reported a net loss of $3,944,816 in the three months ended September 30, 2011, offset by non-cash losses on valuation of derivative liabilities of $3,469,451 and non-cash gains from extinguishment of debt of $811,393, compared to a net loss of $1,775,391 for the three months ended September 30, 2010, which included non-cash expenses of $412,361 for valuation of derivative liabilities and $572,868 for impairment charges on intellectual property.   We have reported net income of $2,303,237 in the nine months ended September 30, 2011, offset by non-cash gains on valuation of derivative liabilities of $3,934,420 and extinguishment of debt of $811,393, compared to a net loss of $4,730,763 for the nine months ended September 30, 2010, which included non-cash expenses of $2,042,348 for valuation of initial debt placement, $412,361 for valuation of derivative liabilities and $572,868 for impairment charges on intellectual property. The net loss from the date of inception, December 13, 2006, to September 30, 2011 amounts to $13,539,560.  Management believes that we will continue to incur net losses through at least December 31, 2012.

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

Each Note is convertible at any time into common stock at $0.29 per share.  Original Note principal in the amount of $98,049 has been converted in 2010 and $446,600 has been converted in the nine months ended September 30, 2011.   Immediate conversion of the remaining balance outstanding on the Notes of $955,351 would result in the holders receiving 3,294,314 shares of our common stock.  Interest expense of $965 accrued on the converted portion of the Original Notes from the date of issuance through the respective conversion dates in 2010 and $13,098 accrued on the converted portion in 2011 resulted in the issuance of 47,620 shares of our common stock in lieu of cash payment of the interest expense.  Additional interest expense of $14,001 was recorded using current valuations for interest expense paid with the issuance of common stock.

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

Research and Development Projects

At present we have commitments for two research and development projects for our second pre-clinical trials.  The first agreement, with the University of California, has completed the laboratory segment of the project and should be in process of issuing the final analytic reports.  Amendment #1 to the agreement, dated September 22, 2011, added serum analytic work on samples provided by Cedars-Sinai for an additional $4,620, increasing the final amount due under the agreement to $43,787.

The second commitment for research and development projects, with the Cedars-Sinai Medical Center, has also completed the laboratory segment of the project and completion of the data analysis and publishable manuscript are expected to be during the 4th quarter of 2011.  Additional progress payments still due at various dates dependent upon the stages of completion of the project total $137,583.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely or not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  The Company is currently evaluating the effects adoption of ASU 2011-08 may have on its goodwill impairment testing.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control

During the quarter ended September 30, 2011, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 6. Exhibits

Exhibit No.	Description

10.1	Stock Purchase Agreement dated November 3, 2011, between the Registrant and OOO CardioNova.*

10.2	License Agreement dated November 4, 2011, between the Registrant, AtheroNova Operations, Inc. and OOO CardioNova.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

*  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

ATHERONOVA INC.

Date: November 10, 2011	By:	/s/ Mark Selawski
Mark Selawski
Chief Financial Officer (Principal financial and accounting officer)