Form 10-K
period 2011-12-31
AtheroNova Inc.
filed 2012-03-16
CIK 1377053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7,971,187.

As of March 9, 2012 there were 28,440,260 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

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

•
risks relating to our research and development activities, which involve time-consuming and expensive preclinical studies and other efforts for which we depend on collaborative arrangements with commercial and academic entities,  who may not complete activities on schedule or conduct such activities in accordance with regulatory requirements or our trial designs;

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

•	the risk that we may be unable to identify potential strategic partners or collaborators with whom we can develop and, if approved, commercialize our products in a timely manner, if at all;

•	the risk that we or our strategic partners or collaborators will not be able to attract or maintain qualified personnel;

•	the risk that, if approved, market conditions, the competitive landscape or other factors may make it difficult to compete against competitive products and/or entities;

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

AtheroNova Inc.

Table of Contents to Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2011

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

Currently we are developing the Active Pharmaceutical Ingredient (“API”) needed to conduct toxicology studies and Phase 1 human clinical trials.  Through an agreement completed in 2011, we have partnered with a research organization to conduct Phase 1 and 2 clinical trials in Russia.  This partnership will help demonstrate the efficacy our API as demonstrated in our pre-clinical studies conducted in 2009, 2010 and 2011.  Our API uses naturally occurring bile salts normally found in the digestive tract to dissolve, or delipidize, the portions of the soft, vulnerable plaque that are accessible through the fibrous cap.  This delipization process breaks down plaque deposits into molecules small enough to pass safely through the fibrous cap without causing harm to the fibrous cap itself.  The body then processes the cholesterol through the liver in the normal process of cholesterol metabolism.  The research conducted in pre-clinical studies demonstrated the ability of bile salts to dissolve, or regress, a statistically significant portion of the atheromas induced in test subjects in a safe and effective manner in non-human subjects.  At the conclusion of these studies, we determined that the results showed a superior regression model effective enough to take the next step in the development of the API by introduction into human clinical trials. A pre-Investigational New Drug meeting with the United States Food and Drug Administration (“FDA”) in October 2011, established the necessary protocols and study designs for our Phase 1 and 2 clinical trials.  If our premise is confirmed, then this would introduce the first clinically proven method to regress soft, vulnerable plaque.  Such treatment, when tested, reviewed and approved by the varying government regulatory agencies worldwide, would offer the first treatment to the millions of patients currently undergoing treatment for atherosclerosis risk, as well as promise to those who have genetic, dietetic or disease predisposition to the potentially disastrous “first event” where the patient’s only experience with an atherosclerotic event is a fatal heart attack or stroke.

An important priority is to secure strategic and financial resources to potentially maximize the inherent value of our IP surrounding the use of bile salts in medical applications.  The first step in this strategy was the successful consummation of the research agreement with OOO CardioNova (“CardioNova”), a wholly-owned subsidiary of the OOO Maxwell Biotech Group (“Maxwell”).  This agreement is a critical first step in the development and potential commercialization of our IP.  We would prefer to accomplish additional steps of our objectives through additional strategic alliances and selective licensing rights.  Although we are actively engaged in discussions with potential strategic and/or financial partners, there can be no assurance that any strategic alliance or other financing transaction will be successfully concluded.  Until such time as we secure sufficient strategic and financial resources to support the continuing development of our IP, and to support our operations, we will continue to conserve our resources, predominantly by pacing expenditures and research programs in our plan to develop a full line of IP surrounding the use of bile salts.

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

Our primary product goal is to develop our initial product to address the disease of atherosclerosis.  This project is currently securing the API and creating an effective oral formulation to deliver this product at an optimal systemic release point.  The first batches of the API are in the small-volume formulation stage, with the delivery of material scheduled for early 2012.  When delivered, we expect to have sufficient quantities on-hand for toxicology, Phase 1 and Phase 2 clinical trials.  With the acceptance by the FDA of our Phase 1 protocol, enrollment and outcomes, we expect to enter Phase 1 during the middle of 2012 and, pending successful results of Phase 1, entry into Phase 2 by the end of 2012.

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

We are actively assessing various strategic and financial alternatives to secure necessary capital to advance our IP to maximize stockholder value, although we would prefer to accomplish our objectives through strategic alliances and licensing agreements that would provide financial support (potentially in the form of upfront payments, milestone payments, commercialization royalties and a sharing of research and development expenses), development capabilities, and ultimately commercial expertise to maximize the potential of our bile salt IP.  We are reviewing various financial alternatives that would provide infusions of capital and other resources to advance our current API development programs.  Although we are considering several potential opportunities, there can be no assurance that any strategic alliance or other financing alternatives will be successfully concluded.  Until such time as we secure sufficient strategic and financial resources to support the continuing development of our IP technology and support our operations, we will continue to conserve our resources, predominantly by curtailing and pacing investments in our development programs.

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

•
expertise in the design and implementation of protocols and guidelines for experiments and studies to support human drug development.  We conduct certain development-related experiments and bench studies in-house and also engage professional research laboratories as well as academic and education centers to conduct animal and human studies and experiments requiring specialized equipment and expertise;

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

Research and development costs are charged to operations as incurred.  During the years ended December 31, 2011 and 2010 and for the period from inception to December 31, 2011, our research and development expenses were $381,540, $386,385 and $873,075, respectively.

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

Strategic Alliances and Collaboration Arrangements

OOO CardioNova Agreement

In October 2011, we entered into two definitive agreements with OOO CardioNova, a wholly-owned subsidiary of Maxwell Biotech Group, a Russian biotech fund, covering our AHRO-001 compound.  The agreements cover a territory represented by the Russian Federation, the Ukraine and various countries in central Asia (the “Territory”).

Under the Licensing Agreement, OOO CardioNova (“CardioNova”) will become an equity investor in us in exchange for the funding of Phase 1 and 2 human clinical trials conducted by a Clinical Research Organization (“CRO”) located in Russia.  Terms of the agreement specify that a Joint Steering Committee be established between both entities to determine final clinical protocols and research budget, which is expected to total approximately $3.8 million.  Upon acceptance of the development plan, common stock equal to 10% of the research budget will be issued to CardioNova at a 20-day weighted average prior to signature of the initial term sheet, or $0.97 per share.

Additional common stock issuances of 20%, 40% and 30% of the approved budget shall be issued upon the approval of the Joint Steering Committee of the Phase 1 protocol, announcement of Phase 1 results and announcement of Phase 2 results, respectively.  Each tranche will be priced at the lower of the weighted 20-day average immediately prior to each issuance event, or $0.97 per share, whichever is lower.  As of December 31, 2011, neither the final development plan nor any other milestones calling for issuance of our common stock had been achieved, therefore no common stock has been issued.

If CardioNova successfully develops and commercializes AHRO-001 in the Territory, we will be entitled to receive a quarterly royalty, based on net sales during the period using an escalating scale.  The royalty agreement shall remain in force for the period in which intellectual property rights for AHRO-001 are in full force and effect in the Territory.

Under the Securities Purchase Agreement, CardioNova will purchase up to 275,258 shares of our common stock for a cash purchase price of $0.97 per share.  This transaction will take place in two installments.  The first installment, which took place on December 22, 2011, was for the issuance of 154,639 shares upon receipt of $150,000 as specified in the Licensing Agreement.  The 2nd installment of 120,619 shares will occur upon delivery of the final clinical product to be used in Phase 1 and 2 clinical trials.

We continue to seek other strategic alliances and collaborative arrangements for the development and/or commercialization of our bile salt IP product candidates that would provide financial support (potentially in the form of upfront payments, milestone payments, commercialization royalties and a sharing of research and development expenses), development capabilities, and ultimately commercial expertise to advance our bile salt technology.  We also are reviewing various financial alternatives that would provide infusions of capital and other resources needed to advance our bile salt development programs.  Although we are considering several potential opportunities, there can be no assurance that any strategic alliance or other financing alternatives will be successfully concluded.

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

Between 2005 and 2008, we have filed with the U.S. and international patent offices a total of 22 patent applications in 9 families relating to the use of bile salts in the regression of atherosclerotic plaque via pharmacological preparation.  Such filings have been received and acknowledged by the respective filing offices.  As December 3, 2011, all patent applications are still under review by the various patent agencies and are still pending.

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

Currently, the FDA has approved bile salts as pharmaceutical therapy for dissolution of gallstones for certain patients with a profile either not suitable for surgical intervention or not willing to undergo surgery for gallstone disease.  Such use has been well tolerated and has a significant history of safety and efficacy in treatment of gallstone disease.  Surgical intervention, specifically laparoscopic cholecystectomy, has become the preferred method of treatment of gallstone disease for patients who are acceptable surgical candidates.  High surgical risk patients as well as those who choose to forego surgery as a method of treating gallstones, have used Actigall© for the treatment of gallstone disease for more than 20 years.  Actigall© is based on the ursodeoxycholic acid, one of a family of bile salts (deoxycholic acids), or “DCA”, that occur naturally in various forms in the digestive tracts of mammals.  Our use of hyodeoxycholic acid (“HDCA”) in our preliminary research is a different iteration of the forms of DCA found in the mammalian digestive tract.  We intend to use HDCA, one of its conjugates or derivatives, to validate the initial in vivo study and as the basis for our IND filing.

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

EMPLOYEES

As of March 9, 2012, we had 2 full-time employees and 2 contract employees, all employed in the United States.  No employees are subject to a collective bargaining agreement.

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

While we have historically funded our working capital needs through the sale of equity and debt interests and through capital contributions from related parties, we will need to obtain significant additional funding to continue our planned operations, pursue business opportunities, react to unforeseen difficulties and/or respond to competitive pressures.  Our latest private placement financing transaction raised about $1.9 million during 2011 and will allow us to continue to devote significant efforts to developing the necessary compounds and supplies to be used in additional testing of our formulations as well as continuing corporate obligations.  We estimate the net funds from this private placement transaction will be sufficient to fund our planned activities through September of 2012.

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

If we are unable to successfully raise the capital we need we may need to reduce the scope of our business to fully satisfy our future short-term liquidity requirements.  If we cannot raise additional capital or reduce the scope of our business, we may be otherwise unable to achieve our goals or continue our operations.  As discussed in Note 2 in the Notes to the Consolidated Financial Statements, we have incurred losses from operations in the prior two years and have a lack of liquidity.  These factors raise substantial doubt about our ability to continue as a going concern.  In addition, our auditors have included in their report on our audited financial statements at December 31, 2011 and 2010 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses.

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

We and our potential licensing partners are subject to many laws and regulations, and any adverse regulatory action may affect our ability to exploit our IP.  Developing, manufacturing, and marketing regulated medical products and pharmaceuticals are subject to extensive and rigorous regulation by numerous government and regulatory agencies, including the FDA and comparable foreign agencies.  Under the Federal Food, Drug, and Cosmetic Act (the “FDA Act”), regulated medical devices must receive FDA clearance and approval before they can be commercially marketed in the U.S. Markets outside the U.S. require similar clearance and approval before a medical product or pharmaceutical can be commercially marketed.  We cannot guarantee that the FDA or other regulatory authorities will accept any IND applications we may file or that such authorities will not delay consideration of accepted applications.  We also cannot guarantee that we will be able to agree on matters raised during the regulatory review process or obtain, directly or through our licensees, marketing clearance from the FDA and other governing agencies for any new products, or modifications or enhancements to existing products, which we depend on for royalty revenues.  Furthermore, if FDA clearance is obtained, such clearance could (i) take a significant amount of time; (ii) require the expenditure of substantial resources; (iii) involve rigorous pre-clinical and clinical testing; (iv) require significant modifications to, or replacements of, products; and/or (v) result in limitations on the proposed uses of products.

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

We depend on third parties for testing the product candidates we intend to develop.  Any failure of those parties to perform as expected or required could adversely affect our product development and commercialization plans.

We have used and intend to continue to use various types of collaborative arrangements with commercial and academic entities as vehicles for testing compounds and molecules for our future product candidates.  Our research arrangements and any other similar relationships we may establish may not proceed on the expected timetable, or our collaborators may not perform as expected or required under their agreements with us.  The research performed under such collaborations and arrangements may not provide results that are satisfactory for regulatory approval of products containing our compounds or molecules.  If our research and commercial relationships fail to yield product candidates that we can take into development, such failure will delay or prevent our ability to commercialize products.

In addition, we rely on third parties such as contract laboratories and clinical research organizations to conduct, supervise or monitor, some or all aspects of the preclinical studies and clinical trials for our product candidates, and we have limited ability to control many aspects of their activities.  Accordingly, we have less control over the timing and other aspects of those clinical trials than if we conducted them on our own.  Third-party contractors may not complete activities on schedule, or may not conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our trial design.  The failure of these third parties to perform their obligations could delay or prevent the development, approval and commercialization of our product candidates.

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

Product safety and product liability claims and litigation would be costly and adversely impact our financial condition.

Our pharmaceutical compounds will have known side effects and could have significant side effects that are not identified during the research and approval phases.  If patients are affected by known or unknown side effects, related claims may exceed insurance coverage and materially and adversely impact our financial condition.

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

If we do not establish strategic partnerships to commercialize our products under development, we will have to undertake commercialization efforts on our own, which could be costly and may ultimately be unsuccessful.

We may selectively partner with other companies to obtain assistance for the commercialization of certain of our products.  We may enter into strategic partnerships with third parties to develop and commercialize some of our products that are intended for larger markets or that otherwise require a large, specialized sales and marketing organization, and we may enter into strategic partnerships for products that are targeted beyond our selected target markets.  We face competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document.  We may not be able to negotiate strategic partnerships on acceptable terms, or at all.  We are unable to predict when, if ever, we will enter into any strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships.  If we are unable to negotiate strategic partnerships for our products under development, we may be forced to reduce the scope of our anticipated sales or marketing activities or undertake commercialization activities at our own expense.  In addition, we will bear the entire risk related to the commercialization of these products.  If we elect to increase our expenditures to fund commercialization activities on our own, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all.

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

Ensuring the quality of products and manufacturing processes is critical for medical product companies due to the high cost and seriousness of product failures or malfunctions.  If any of our licensees failed to meet adequate quality standards, its and our reputations could be damaged and our revenues would decline.  In addition, production of medical products which utilize our technology may depend on our licensees’ abilities to engineer and manufacture precision components and assemble such components into intricate medical products.  We cannot guarantee that our licensees or third-party suppliers will not encounter problems or delays in timely manufacturing or assembling our products and other materials related to the manufacture or assembly of our products, or in manufacturing our products in amounts sufficient to support our development and commercialization efforts.  If our licensees fail to meet these requirements or fail to adapt to changing requirements, their and our reputations may suffer and demand for products implementing our technology would decline significantly.

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

While we believe that Thomas Gardner’s services will be available to us, he currently has a non-exclusive contractual agreement to perform the services of CEO of PhyGen LLC, which designs, manufactures and sells instruments and implants for spine surgery.  To assist with the ongoing operation of our company, we employ our Chief Financial Officer, Mark Selawski, on a full-time basis to assist in the day-to-day operations.  Mr. Selawski has over 15 years’ experience in the healthcare field and has had a previous working relationship with Mr. Gardner.  To supplement this arrangement, we have secured office space adjacent to Mr. Gardner’s current place of business in order to facilitate a proximal work environment for him and Mr. Selawski.  There can be no assurances that the financial arrangements that we have made for Mr. Gardner, or the provisions of the management consulting agreement we entered into with him will be effective and adequate at this stage in our development to retain his services.  If Mr. Gardner ceases to be an employee of our company (other than due to a termination without good cause), that will be an event of default under the Notes unless we obtain a reasonably acceptable full-time replacement for Mr. Gardner within 90 days after such termination.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively own approximately 58.2% of our outstanding common stock, and approximately 56.9% of our fully-diluted common stock.  As a result of such ownership and the Voting Agreement that is in place, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control.  In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us.  This, in turn, could have a negative effect on the market price of our common stock.  It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.  Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

ITEM 4.                      MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
   SECURITIES.

Market Information

Our common stock is quoted on The OTC’s electronic interdealer quotation QB system under the symbol “AHRO.”  As of March 9, 2012, the number of stockholders of record of shares of our common stock was 118.  The following table sets forth, for the periods indicated, the high and low bid information for our common stock, as determined from sporadic quotations on the OTCQB.  The information has been adjusted, where necessary, to reflect a 1-for-200 reverse stock split of our common stock which took effect on June 23, 2010.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  As of March 9, 2012, there were 28,440,260 shares of our common stock issued and outstanding.

	High	Low
Year ended December 31, 2010
First Quarter	$8.00	$4.00
Second Quarter	$70.00	$4.00
Third Quarter	$14.00	$1.03
Fourth Quarter	$2.75	$1.27

Year ended December 31, 2011
First Quarter	$1.85	$0.57
Second Quarter	$1.16	$0.12
Third Quarter	$1.75	$0.45
Fourth Quarter	$1.50	$0.66

Dividends

We have not paid dividends on our common stock and do not expect to declare and pay dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities

On October 17, 2011, we issued 50,000 shares of our common stock to a service provider in consideration of services rendered to the Company.

From November 16 through December 7, 2011, we sold to five accredited investors, in private placement transactions, an aggregate of 481,819 units at $0.55 per unit, resulting in gross proceeds to us of $264,999.90.  Each unit represents a share of our common stock and a warrant to purchase 0.30 shares of our common stock at an exercise price of $0.60 per share.  The warrants are fully vested and exercisable for three years from the date of issuance.

On December 22, 2011, we sold 154,639 shares of our common stock to CardioNova for gross proceeds to us of $150,000.

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

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the periods ended December 31, 2011 and 2010.  The discussion and analysis that follows should be read together with the consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this report.  Management’s Discussion and Analysis of Financial Condition and Results Of Operations is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.  Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in Section 1A above – “Risk Factors.”

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

General

Operating expenses consist primarily of payroll and related costs and corporate infrastructure costs.  We expect that our operating expenses will increase as we continue executing our business plan, in addition to the added costs of operating as a public company.

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

Results of Operations

Year ended December 31, 2011 Compared to the year ended December 31, 2010

	Years ended December 31,		Increase
	2011	2010	(decrease)
Costs and expenses:
Research and development:	381,540	386,385	(4,845)
Total research and development expenses	381,540	386,385	(4,845)
General and administrative:
Share-based compensation	1,089,505	845,855	243,650
Other general and administrative expenses	1,089,190	874,327	214,863
Total general and administrative expenses	2,178,695	1,720,182	458,513
Impairment charge-intellectual property	--	572,868	(572,868)
Total impairment charge-intellectual property	--	572,868	(572,868)
Other (income) expense:
Merger related expenses	--	323,294	(323,294)
Interest expense	658,175	349,908	308,267
Private placement costs	--	2,148,307	(2,148,307)
Change in fair value of derivative liabilities	(6,675,509)	10,155,575	(16,831,084)
Gain on extinguishment of derivative liability	(811,393)	--	(811,393)
Other (income)/expense	5,206	333	4,873
Total other (income) expense	(6,823,521)	12,977,417	(19,800,938)
Net (income) loss	$(4,263,286)	$15,656,852	$(19,920,138)

During the years ended December 31, 2011 and 2010, we did not recognize any revenues. We are considered a development stage company and do not expect to have revenues relating to our products in the foreseeable future, if at all.

For the twelve months ended December 31, 2011, research and development expenses decreased slightly to $381,540 from $386,385 in the same period in 2010.  This is due to slightly lower intellectual property research costs and the payment of various benchmark contract payments in the current year compared to initial payments on the second pre-clinical trials in the 2010 calendar year.

General and administrative costs increased by $458,513, to $2,178,695, in 2011 compared to $1,720,182 for 2010 due to the costs associated with administrative costs for corporate offices and payroll expenses for a full calendar year in 2011 compared to the partial year operations following the reverse merger consummated on May 13, 2010.  We also incurred consulting and profession fees to continue to expand our efforts in funding and regulatory administration.  Finally, we incurred non-cash stock-based compensation expense of $1,089,505 for our officers, directors and consultants in 2011 compared to $845,855 for the same costs in 2010.

For the year ended December 31, 2011, there was no impairment charge-intellectual property expense compared to the $572,868 cost realized in 2010.  This impairment charge was related to management’s prior year evaluation of the likelihood of the realization of certain long-lived assets, primarily intellectual property patents, as well as evaluation of the appropriateness of recording such costs as intangible assets, after which an impairment charge was recorded.

Merger related expenses decreased from $323,294 in the twelve months of 2010 with no comparable activity for the same period ended December 31, 2011 due to recognition in the prior year of the costs of completion of the reverse merger with Trist Holdings, Inc.  These costs included the cost of purchasing the public shell company for $250,000 and costs incurred by the shell company relating to the Merger.

For the year ended December 31, 2011, interest expense was $658,175 compared to $349,908 for the year ended December 31, 2010.  This increase is primarily due to interest expense and discount amortization incurred for a full calendar year on the 2.5% Senior Secured Convertible Notes in 2011 when compared to a partial year for 2010.

For the twelve months ended December 31, 2010, private placement costs were $2,148,307 compared to $0 for the comparable period of 2011.  These costs related to the excess of the fair value of the derivative liability relating to the conversion feature of the Notes and Warrants issued in the Capital Raise Transaction (as described below) consummated in the prior year over the cash received in the transaction.

For the year ended December 31, 2011, change in fair value of derivative liabilities was income of $6,675,509 compared to expense of $10,155,575 for the same period in the prior year due to the recognition of periodic valuation adjustments of the convertible notes and warrants based on management determination of the fair value of those liabilities at December 31, 2011 and 2010, respectively.

For the year ended December 31, 2011, gain on extinguishment of derivative liability was $811,393 compared to $0 for the year ended December 31, 2010.  This gain is due to the extinguishment of a portion of the derivative liability due to the partial conversion of the Convertible Notes in 2011, with no comparable transaction in the prior year.

Net income for the year ended December 31, 2011, was $4,263,286 compared to a net loss of $15,656,852 for the year ended December 31, 2010.  The increase in income was due to the change in the fair value of derivative liabilities and the gain on extinguishment of derivative liability plus the 2010 costs associated with the merger and private placement.  These gains were partially offset by increased general and administrative costs.

Liquidity and Capital Resources

From inception to December 31, 2011, we incurred a deficit during the development stage of $11,579,511 primarily as a result of our Note and Warrant issuances accounted for as a derivative liability and net operating losses, and we expect to continue to incur additional losses for at least the next twelve months and for the foreseeable future.  These losses have been incurred through a combination of research and development activities as well as patent work related to our technology, expenses related to the Merger and to public reporting obligations and the costs to supporting all of these activities.

We have financed our operations since inception primarily through equity and debt financings.  During the twelve months ended December 31, 2011, we had a net increase in cash and cash equivalents of $438,265.  This increase resulted largely from net cash provided by financing activities of $1,880,131 partially offset by net cash used in operating activities of $1,440,829.  Total liquid resources as of December 31, 2011 were $616,067 compared to $177,802 at December 31, 2010.

As of December 31, 2011, excluding our derivative liability of $6,211,021, we had working capital of $418,811 compared to working capital of $11,580 at December 31, 2010.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development.  Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.  Through December 31, 2011, a significant portion of our financing has been through private placements of common stock and warrants and debt financing.  Unless our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the similar sources of capital previously described.  We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.  We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.

Based on our resources available at December 31, 2011, management believes that we have sufficient capital to fund our operations through September of 2012.  Management believes that we will need additional equity or debt financing, or to generate revenues through licensing of our products or entering into strategic alliances as well as reduce and defer expenses where possible to be able to sustain our operations further into 2012.  Furthermore, we will need additional financing thereafter to complete development and commercialization of our intellectual property.  There can be no assurances that we can successfully complete development and commercialization of our intellectual property.

These matters raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have reported net income of $ 4,263,286 and a net loss of $15,656,852 for the years ended December 31, 2011 and 2010, respectively.  The net loss attributable from date of inception, December 13, 2006 to December 31, 2011, amounts to $11,579,511.  Management believes that we will continue to incur net losses through at least December 31, 2012.

2.5% Senior Secured Convertible Notes Payable

On May 13, 2010, we entered into a Securities Purchase Agreement with W-Net Fund I, L.P. (“W-Net”), Europa International, Inc. (“Europa”) and MKM Opportunity Master Fund, Ltd. (“MKM” and together with W-Net and Europa, the “Purchasers”), pursuant to which the Purchasers, on May 13, 2010, purchased from us (i) 2.5% Senior Secured Convertible Notes for a cash purchase price of $1,500,000 (the “Original Notes”), and (ii) Common Stock Purchase Warrants pursuant to which the Purchasers may purchase up to 1,908,798 shares of our common stock at an exercise price equal to approximately $0.39 per share (the “Capital Raise Transaction”).  A portion of the proceeds from the Capital Raise Transaction were used to pay $250,000 owed by us to the two principal holders of our common stock, W-Net and Europa, and to reimburse them for legal and accounting fees and other expenses incurred by them and our company in connection with the Merger and the Capital Raise Transaction.  The net proceeds available to us for our operations were reduced by such payments.

The Original Notes accrued 2.5% interest per annum with a maturity of 4 years after the closing of the Capital Raise Transaction.  No cash interest payments were required, except that accrued and unconverted interest is due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted.  If there is an uncured event of default (as defined in the Notes), the holder of each Note may declare the entire principal and accrued interest amount immediately due and payable.  Default interest will accrue after an event of default at an annual rate of 12%.  If there is an acceleration, a mandatory default amount equal to 120% of the unpaid Note principal plus accrued interest may be payable.

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

Each Original Note was convertible at any time into common stock at a specified conversion price, which was approximately $0.39 per share, subject to adjustment.  On July 6, 2011, we entered into an Amendment and Exchange Agreement with each of W-Net, Europa and MKM pursuant to which the Purchasers agreed to exchange the Original Notes for new 2.5% Senior Secured Convertible Notes (the “Notes”).  The Notes have the same terms as the Original Notes (as described below), except that each Note is convertible at any time into common stock at a per share conversion price of $0.29, subject to adjustment.

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

Under the Securities Purchase Agreement, as amended, if we meet three specified operating benchmarks during the first twenty-four months after the closing of the first Original Note purchase, an additional $1,500,000 in Note purchases (without Warrants) can be requested by us from the Purchasers.  The determination of whether we have met the benchmarks is solely at the discretion of the Purchasers.  If the benchmarks are determined to have been achieved, then we can require the Purchasers to make the additional $1,500,000 of Note purchases.  If such benchmarks are not attained in the twenty-four month period, then the Purchasers, in their discretion, during the next two months may elect to purchase up to $1,500,000 of Notes (without Warrants) having an initial conversion price which is 25% higher than the conversion price in the Notes.

Each of the Notes and Warrants includes an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current conversion or exercise price.  The Company considered the current Financial Accounting Standards Board guidance of “Determining Whether an instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument, regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers’ own stock.  Accordingly, the Company determined that as the conversion price of the Notes and the strike price of the Warrants may fluctuate based on the occurrence of future offerings or events, such prices were not fixed amounts.  As a result, the Company determined that the conversion features of the Notes and the Warrants are not considered indexed to the Company’s own stock and characterized the value of the Notes and the Warrants as derivative liabilities upon issuance.

The Company determined that the fair value of the conversion feature at issuance was $2,370,245, and that the fair value of the warrant liability at issuance was $1,172,103, based on a weighted average Black-Scholes-Merton calculation.  The Company recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.  As the aggregate fair value of these liabilities of $3,542,348 exceeded the aggregate value of the Notes of $1,500,000 at issuance, the excess of the liability over the aggregate value of the Notes of $2,042,348 was considered as a cost of the private placement in 2010.  The Company has amortized $954,317 of the valuation discount of which, $627,958 was recorded during the period ended December 31, 2011.  The remaining unamortized valuation discount of $559,696 as of December 31, 2011 has been offset against the face amount of the Notes for financial statement purposes.  The fair value of the derivative liabilities as of December 31, 2011 was $6,211,021.

From issuance through December 31, 2011, the Purchasers exercised their option to convert a portion of the Original Notes into our common stock.  During the year ended December 31, 2010, principal in the amount of $98,049 and accrued interest in the amount of $965 was converted at a per share price of approximately $0.39 into 249,488 and 2,456 shares, respectively, of our common stock.  During the year ended December 31, 2011, principal in the amount of $446,600 was converted at a per share price of $0.29 into 1,540,000 shares of our common stock.  In addition, the Company also issued 45,164 shares of our common stock with a market value of $27,098 to settle $13,098 of accrued interest relating to these notes.  The issuance of these common shares resulted in an additional charge of $14,000 that has been reflected as a financing cost in the statement of operations.  The aggregate balance of the Notes outstanding as of December 31, 2011 amounted to $955,351.

Commitments

Development Commitments

In October 2011, we entered into two definitive agreements with OOO CardioNova, a wholly-owned subsidiary of Maxwell Biotech Group, a Russian biotech fund, covering our AHRO-001 compound.  The agreements cover a territory represented by the Russian Federation, the Ukraine and various countries in central Asia (the “Territory”).

Under the Licensing Agreement, OOO CardioNova (“CardioNova”) will become an equity investor in our company in exchange for the funding of Phase 1 and 2 human clinical trials conducted by a Clinical Research Organization (“CRO”) located in Russia.  Terms of the agreement specify that a Joint Steering Committee be established between both entities to determine final clinical protocols and the research budget, which is expected to total approximately $3.8 million.  Upon acceptance of the development plan, common stock equal to 10% of the research budget will be issued to CardioNova at a 20-day weighted average prior to signature of the initial term sheet, or $0.97 per share.

Additional common stock issuances of 20%, 40% and 30% of the approved budget shall be issued upon the approval of the Joint Steering Committee of the Phase 1 protocol, announcement of Phase 1 results and announcement of Phase 2 results, respectively.  Each tranche will be priced at the lower of the weighted 20-day average immediately prior to each issuance event, or $0.97 per share, whichever is lower.  As of December 31, 2011, neither the final development plan nor any other milestones calling for issuance of our common stock had been achieved, therefore no common stock has been issued.

If CardioNova successfully develops and commercializes AHRO-001 in the Territory, we will be entitled to receive a quarterly royalty, based on net sales during the period using an escalating scale.  The royalty agreement shall remain in force for the period in which intellectual property rights for AHRO-001 are in full force and effect in the Territory.

Under the Securities Purchase Agreement, CardioNova will purchase up to 275,258 shares of our common stock for a cash purchase price of $0.97 per share.  This transaction will take place in two installments.  The first installment, which took place on December 22, 2011, was for the issuance of 154,639 shares upon receipt of $150,000 as specified in the Licensing Agreement.  The 2nd installment of 120,619 shares will occur upon delivery of final clinical product to be used in Phase 1 and 2 clinical trials.

Research and Development Projects

We have a research agreement signed in 2010 with the cardiology research department of a major hospital institution in Southern California to carry out our second round of pre-clinical research.  The agreement calls for payment of all research and clinical costs relating to the study of dosage and efficacy of bile salts on the atherosclerotic plaque in a non-human model.  The total potential cost of the project is $312,583, to be paid in installments over the length of the study and associated manuscript based on the study data.  To date, $175,000 has been paid on the achievement of benchmarks under the agreement.

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

ITEM 7A.                   QUANTITATIVE AND QUALITITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO COSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	29

Consolidated Balance Sheets at December 31, 2011 and 2010	30

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and for the period from December 13, 2006 (Inception) through December 31, 2011	31

Consolidated Statements of Stockholders Equity (Deficit) for the period from December 13, 2006 (Inception) through December 31, 2011	32

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the period from December 13, 2006 (Inception) through December 31, 2011	33

Notes to Consolidated Financial Statements	34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
AtheroNova Inc.
Irvine, California

We have audited the accompanying consolidated balance sheets of AtheroNova Inc. and subsidiary (a development stage company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from December 13, 2006 (inception) to December 31, 2011 (cumulative). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AtheroNova Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended and for the period from December 13, 2006 (inception) to December 31, 2011 (cumulative), in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weinberg & Company, P.A.
WEINBERG & COMPANY, P.A.
Los Angeles, California
March 16, 2012

ATHERONOVA INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010

Assets
Current Assets
Cash	$616,067	$177,802
Other current assets	12,909	14,039
Total Current Assets	628,976	191,841
Equipment, net	4,000	5,521
Total Assets	$632,976	$197,362

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$170,449	$157,665
Interest payable	39,716	22,596
Derivative liability	6,211,021	13,697,923
Total Current Liabilities	6,421,186	13,878,184

2.5% Senior secured convertible notes, net of discount	395,655	228,298

Commitments and contingencies	--	--

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none outstanding at December 31, 2011 and December 31, 2010	--	--
Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,390,260 and 23,420,899 outstanding at December 31, 2011 and December 31, 2010, respectively	2,828	2,337
Additional paid in capital	5,392,818	1,931,340
Deficit accumulated during the development stage	(11,579,511)	(15,842,797)
Total Stockholders’ Equity (Deficit)	(6,183,865)	(13,909,120)
Total Liabilities and Stockholders’ Equity (Deficit)	$632,976	$197,362

See accompanying notes to consolidated financial statements.

ATHERONOVA INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
For the years ended December 31, 2011 and 2010, and
For the period from December 13, 2006 (Inception) through December 31, 2011

	2011	2010	Cumulative From Inception

Revenue, net	$--	$--	$--

Operating expenses:
Research and development	381,540	386,385	873,075
General and administrative expenses	2,178,695	1,720,182	4,081,362
Impairment charge-intellectual property	--	572,868	572,868
Loss from operations	(2,560,235)	(2,679,435)	(5,527,305)

Other (income) expenses:
Other income	(434)	(1,426)	(3,550)
Cancellation of related-party debt	--	--	(100,000)
Merger-related expenses	--	323,294	323,294
Interest expense	658,175	349,908	1,008,083
Private Placement Costs	--	2,148,307	2,148,307
Gain on extinguishment of derivative liability	(811,393)	--	(811,393)
Change in fair value of derivative liabilities	(6,675,509)	10,155,575	3,480,066
Total other (income) expense	(6,829,161)	12,975,658	6,044,807

Net income (loss) before income taxes	4,268,926	(15,655,093)	(11,572,112)

Provision for income taxes	5,640	1,759	7,399

Net income (loss)	$4,263,286	$(15,656,852)	$(11,579,511)

Basic income (loss) per share	$0.17	$(0.70)
Diluted income (loss) per share	$0.15	$(0.70)

Basic weighted average shares outstanding	25,563,669	22,440,940
Diluted weighted average shares outstanding	28,666,240	22,440,940

See accompanying notes to consolidated financial statements.

ATHERONOVA INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the period from December 13, 2006 (Inception) through December 31, 2011

Description	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
Issuance of Common Stock to Founders	19,233,029	$1,923	$(1,923)	$--	$--
Net loss	--	--	--	--	--
Balance – December 31, 2007	19,233,029	1,923	(1,923)	--	--
Issuance of Common Stock for Cash at $0.223 per share	1,010,132	101	224,899	--	225,000
Net loss	--	--	--	(173,623)	(173,623)
Balance – December 31, 2008	20,243,161	2,024	222,976	(173,623)	51,377
Issuance of Common Stock for Cash at $0.223 per share	224,663	23	99,977	--	100,000
Fair value of common stock issued for services	224,284	22	49,978	--	50,000
Net Loss	--	--	--	(12,322)	(12,322)
Balance – December 31, 2009	20,692,108	2,069	372,931	(185,945)	189,055
Issuance of common stock for Cash at $0.223 per share	1,010,132	101	224,899	--	225,000
Exercise of warrants	392,498	39	87,488	--	87,527
Fair value of common stock issued for services	466,570	47	140,453	--	140,500
Fair value of warrants issued for services	--	--	518,000	--	518,000

Contribution of stockholder notes payable to capital	--	--	200,000	--	200,000
Fair value of vested options	--	--	287,355	--	287,355
Shares issued in reverse merger	607,647	56	1,225	--	1,281
Shares issued upon note conversion	251,944	25	98,989	--	99,014
Net loss	--	--	--	(15,656,852)	(15,656,852)

Balance – December 31, 2010	23,420,899	2,337	1,931,340	(15,842,797)	(13,909,120)
Issuance of common stock for Cash at $0.55 per share	3,145,695	311	1,729,830	--	1,730,141
Issuance of common stock for Cash at $0.97 per share	154,639	15	149,985	--	150,000
Fair value of vested options	--	--	630,744	--	630,744
Fair value of common stock and warrants purchased by employees and vendors below of market price	--	--	309,417	--	309,417
Fair value of common stock and warrants issued to settle accounts payable	33,863	3	72,996	--	72,999
Fair value of common stock issued for services	50,000	5	72,495	--	72,500
Fair value of warrants issued for services	--	--	22,470	--	22,470
Common stock issued upon conversion of notes payable	1,585,164	157	473,541	--	473,698
Net income	--	--	--	4,263,286	4,263,286

Balance – December 31, 2011	28,390,260	$2,828	$5,392,818	$(11,579,511)	$(6,183,865)

See accompanying notes to consolidated financial statements.

ATHERONOVA INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the years ended December 31, 2011 and 2010, and
For the period from December 13, 2006 (Inception) through December 31, 2011

	Years ended December 31,		Cumulative From Inception
	2011	2010
Operating Activities:
Net income/(loss)	$4,263,286	$(15,656,852)	$(11,579,511)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Loss on settlement of payables	54,377	--	54,377
Amortization of debt discount	613,957	326,347	940,304
Depreciation	2,558	1,548	4,106
Stock based compensation	1,035,131	945,855	2,030,986
Impairment charge-intellectual property	--	572,867	572,867
Cost of private placement	--	2,148,307	2,148,307
Gain on extinguishment of debt	(811,393)	--	(811,393)
Change in fair value of derivative liabilities	(6,675,509)	10,155,575	3,480,066
Cancellation of debt	--	--	(100,000)
Changes in operating assets and liabilities:
Accounts payable & accrued expenses	75,624	(31,598)	355,885
Other current assets	1,130	(14,039)	(12,909)
Net cash used in operating activities	(1,440,839)	(1,551,990)	(2,916,915)
Investing Activities
Purchase of equipment	(1,037)	(7,069)	(8,106)
Investment in intellectual property	--	--	(372,867)
Cash received from reverse merger	--	1,281	1,281
Net cash used in investing activities	(1,037)	(5,788)	(379,692)
Financing Activities
Proceeds from issuance of common stock	1,880,141	312,527	2,517,668
Proceeds from sale of 2.5% senior secured convertible notes, net	--	1,395,006	1,395,006
Net cash provided by financing activities	1,880,141	1,707,533	3,912,674
Net change in cash	438,265	149,755	616,067
Cash - beginning balance	177,802	28,047	--
Cash - ending balance	$616,067	$177,802	$616,067
Supplemental disclosure of cash flow information:
Income taxes	$5,640	$1,759	$7,399
Supplemental disclosure of non-cash investing and financing transactions:
Stockholder notes issued in exchange for intellectual property	$--	$--	$200,000
Conversion of notes payable to related parties treated as a contribution to capital	$--	$200,000	$--
Conversion of convertible notes payable and accrued interest to equity	$473,707	$99,014	$572,721
Derivative liability created on issuance of convertible notes and warrants created	$--	$1,500,000	$1,500,000
Reclass of accounts payable to related party notes	$--	$--	$100,000
Common stock issued to settle accounts payable	$72,999	$--	$72,999

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

Immediately prior to the Merger, we had 107,272,730 shares of our common stock issued and outstanding.  In connection with the Merger, we issued 88,575,048 shares of our Super-Voting Common stock in exchange for the issued and outstanding shares of common stock of AtheroNova Operations, and assumed AtheroNova Operations’ outstanding options and warrants which became exercisable to purchase an aggregate of up to 16,552,227 shares of our Super-Voting Common Stock.  Upon the effectiveness of the 1-for-200 reverse stock split all shares of our Super-Voting Common Stock were automatically converted on a 50-to-1 basis into our common stock, resulting in the issuance of 22,143,763 shares of our common stock to the former holders of AtheroNova Operation’s common stock, and the outstanding shares of common stock held by our existing stockholders were combined into 607,647 shares of our common stock including 90,166 shares subsequently adjusted for rounding.

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

2.             BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements.  Such financial statements and accompanying notes are the representation of our management, who are responsible for their integrity and objectivity.

Development Stage

We are currently in the development stage, and our business plan is to develop commercial relationships with third parties for the development, marketing and sale of products based on our Intellectual Property (“IP”) and to derive revenue through the licensing of our IP to such third parties.

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

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern.  Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have an accumulated deficit of $11,579,511 at December 31, 2011, have incurred recurring losses from operations since inception, and utilized cash flow from operating activities of $1,440,829 during the year ended December 31, 2011.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Management expects that the current funds on hand will be sufficient to continue operations through September of 2012.  Management is currently seeking additional funds and has had several interested parties enter into discussion with us regarding additional investment in our company via a private placement stock sale.  These discussions are ongoing and there can be no assurances that they will result in a transaction.  There can be no assurances that sufficient funding, if any at all, will be raised by these or future discussions or the cost of such investments will be reasonable.

In light of the foregoing, management will also seek funding through grants and other such funds available from private and public sources established to further research in health care and advancement of science.  Management continues to meet with representatives of private and public sources of funding and will continue to do so in the coming months.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of our company and our wholly-owned subsidiary, AtheroNova Operations.  Intercompany transactions and balances have been eliminated in consolidation.

Research and Development Costs

Costs incurred for research and development are expensed as incurred.  Purchased materials that do not have an alternative future use are also expensed.  For the years ended December 31, 2011 and 2010, and for the period from inception to December 31, 2011, research and development costs incurred were $381,540, $386,385 and $873,075, respectively.

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

Basic and Diluted Income/Loss per Share

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

Weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the reverse merger as if these shares had been outstanding as of the beginning of the earliest period presented.  The 607,647 shares issued to the legal acquirer are in included in the weighted average share calculation from May 21, 2010, the date of the exchange agreement.

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods.  Basic and diluted (loss) per common share is the same for periods in which the company reported an operating loss because all warrants and stock options outstanding are anti-dilutive.

A reconciliation of basic and diluted shares for the periods ended December 31, 2011 and 2010 follows:

	December 31,	December 31,
	2011	2010

Average common shares outstanding-basic	25,563,669	22,440,940
Effect of dilutive securities-
Warrants	2,830,745	--
Employee and director stock options	271,826	--
Average diluted shares	$28,666,240	$22,440,940

There were no adjustments to net income required for purposes of computing diluted earnings per share.

At December 31, 2011 and 2010, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2011	2010
Convertible Notes	3,626,409	3,568,108
Warrants	--	5,304,857
Stock Options	--	2,199,498
Total	3,626,409	11,072,463

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

We account for share-based payments to consultants  and non-employees by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

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

Revenue Recognition

As of December 31, 2011, we have not generated any revenues from the development of our IPs and are therefore still considered a development stage company.

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

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability at December 31, 2010	$--	$--	$13,697,923	$13,697,923
Fair value of Derivative Liability at December 31, 2011	$--	$--	$6,211,021	$6,211,021

At December 31, 2011 and December 31, 2010, the fair values of cash and cash equivalents, and accounts payable approximate their carrying values.

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

3.             2.5% SENIOR SECURED CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following as of December 31, 2011 and December 31, 2010:

	December 31,	December 31,
	2011	2010

Convertible Notes Payable	$955,351	$1,401,951
Less valuation Discount	(559,696)	(1,173,653)

Convertible Notes Payable, net	$395,655	$228,298

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

The Original Notes accrued 2.5% interest per annum with a maturity of 4 years after the closing of the Capital Raise Transaction.  No cash interest payments were required, except that accrued and unconverted interest is due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted.  If there is an uncured event of default (as defined in the Notes), the holder of each Note may declare the entire principal and accrued interest amount immediately due and payable.  Default interest will accrue after an event of default at an annual rate of 12%.  If there is an acceleration, a mandatory default amount equal to 120% of the unpaid Note principal plus accrued interest may be payable.

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

Each Original Note was convertible at any time into common stock at a specified conversion price, which was approximately $0.39 per share, subject to adjustment.  On July 6, 2011, the Company entered into an Amendment and Exchange Agreement with each W-Net, Europa and MKM pursuant to which the Purchasers agreed to exchange the Original Notes for the Notes.  The Notes have the same terms as the Original Notes (as described below), except that each Note is convertible at any time into common stock at a per share conversion price of $0.29, subject to adjustment.

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

Under the Securities Purchase Agreement, as amended, if we meet three specified operating benchmarks during the first twenty-four months after the closing of the first Original Note purchase, an additional $1,500,000 in Note purchases (without Warrants) can be requested by us from the Purchasers.  The determination of whether we have met the benchmarks is solely at the discretion of the Purchasers.  If the benchmarks are determined to have been achieved, then we can require the Purchasers to make the additional $1,500,000 of Note purchases.  If such benchmarks are not attained in the twenty-four month period, then the Purchasers, in their discretion, during the next two months may elect to purchase up to $1,500,000 of Notes (without Warrants) having an initial conversion price which is 25% higher than the conversion price in the Notes.  As of December 31, 2011 the benchmarks have not been achieved by the Company.

Each of the Notes and Warrants includes an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current conversion or exercise price.  The Company considered the current Financial Accounting Standards Board guidance of “Determining Whether an instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument, regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers’ own stock.  Accordingly, the Company determined that as the conversion price of the Notes and the strike price of the Warrants may fluctuate based on the occurrence of future offerings or events, such prices were not fixed amounts.  As a result, the Company determined that the conversion features of the Notes and the Warrants are not considered indexed to the Company’s own stock and characterized the value of the Notes and the Warrants as derivative liabilities upon issuance.

The Company determined that the fair value of the conversion feature at issuance was $2,370,245, and that the fair value of the warrant liability at issuance was $1,172,103, based on a weighted average Black-Scholes-Merton calculation.  The Company recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.  As the aggregate fair value of these liabilities of $3,542,348 exceeded the aggregate value of the Notes of $1,500,000 at issuance, the excess of the liability over the aggregate value of the Notes of $2,042,348 was considered as a cost of the private placement in 2010.  The Company has amortized $940,316 of the valuation discount of which, $613,957 was recorded during the period ended December 31, 2011.  The remaining unamortized valuation discount of $559,696 as of December 31, 2011 has been offset against the face amount of the Notes for financial statement purposes.  The fair value of the derivative liabilities as of December 31, 2011 was $6,211,021 (see Note 4).

From issuance through December 31, 2011, the Purchasers exercised their option to convert a portion of the Original Notes into our common stock.  During the year ended December 31, 2010, principal in the amount of $98,049 and accrued interest in the amount of $965 was converted at a per share price of approximately $0.39 into 249,488 and 2,456 shares, respectively, of our common stock.  During the year ended December 31, 2011, principal in the amount of $446,600 was converted at a per share price of $0.29 into 1,540,000 shares of our common stock.  In addition, the Company also issued 45,164 shares of our common stock with a market value of $27,098 to settle $13,098 of accrued interest relating to these notes.  The issuance of these common shares resulted in an additional charge of $14,000 that has been reflected as a financing cost in the accompanying statement of operations.  The aggregate balance of the Notes outstanding as of December 31, 2011 amounted to 955,351.

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

	December 31, 2011	December 31,2010
Conversion feature :
Risk-free interest rate	0.25%	2.01%
Expected volatility	134%	150%
Expected life (in years)	2.37 years	3.37 years
Expected dividend yield	--	--

Warrants :
Risk-free interest rate	0.25%	2.01%
Expected volatility	134%	150%
Expected weighted average life (in years)	2.37 years	3.37 years
Expected dividend yield	--	--

Fair Value :
Conversion feature	$4,104,613	$9,177,865
Warrants	2,106,408	4,520,058
	$6,211,021	$13,697,923

We used an average of valuation methodologies to determine the value of our shares of common stock since upon the consummation of the Merger, the shares of our common stock were thinly traded on the OCTBB and therefore management believes the share price in the market did not reflect the true value of these shares. Management concluded that the share price as of May 13, 2010 was $0.23 per share which corresponded to the new share price sold in our private offering. As of December 31, 2011, we established that the trading value of our common stock on the OTCBB was sufficient to rely on the ending price at December 31, 2011 to re-measure the fair value. The risk-free interest rate was based on rates established by the Federal Reserve Bank, and we based the expected volatility assumption on a volatility index of peer companies as we did not have sufficient market information to estimate the volatility of our own stock and the expected life of the instruments as determined by the expiration date of the instruments. The expected dividend yield was based on the fact that we have not paid dividends to common stockholders in the past and do not expect to pay dividends to common stockholders in the future.

We measured the aggregate fair value of the conversion feature of the Notes and the Warrants issued on the date of issuance of May 13, 2010 as $3,542,348.  The value of the derivative liability at the date of issuance of $3,542,348 in excess of the Notes with an aggregate face amount of $1,500,000 was $2,042,348, and such amount was recognized in the accompanying 2010 statements of operations as a cost of the private placement.  As of December 31, 2011, we re-measured the remaining derivative liabilities and determined the aggregate fair value to be $6,211,021.  We recorded the change in fair value of the derivative liabilities of $6,675,509 in the accompanying statement of operations for the year ending December 31, 2011.

The Company recorded a gain on the extinguishment of derivative liability of $811,393 due to the conversion of principal balance of convertible notes of $446,600 in the period ending December 31, 2011.

5.             COMMITTMENTS

In October 2011, we entered into two definitive agreements with OOO CardioNova, a wholly-owned subsidiary of Maxwell Biotech Group, a Russian biotech fund, covering our AHRO-001 compound.  The agreements cover a territory represented by the Russian Federation, the Ukraine and various countries in central Asia (the “Territory”).

Under the Licensing Agreement, OOO CardioNova (“CardioNova”) will become an equity investor in our company in exchange for the funding of Phase 1 and 2 human clinical trials conducted by a Clinical Research Organization (“CRO”) located in Russia.  Terms of the agreement specify that a Joint Steering Committee be established between both entities to determine final clinical protocols and research budget, which is expected to total approximately $3.8 million.  Upon acceptance of the development plan, common stock equal to 10% of the research budget will be issued to CardioNova at a 20-day weighted average prior to signature of the initial term sheet, or $0.97 per share.

Additional common stock issuances of 20%, 40% and 30% of the approved budget shall be issued upon the approval of the Joint Steering Committee of the Phase 1 protocol, announcement of Phase 1 results and announcement of Phase 2 results, respectively.  Each tranche will be priced at the lower of the weighted 20-day average immediately prior to each issuance event, or $0.97 per share, whichever is lower.   As of December 31, 2011, the final development plan nor any other milestones calling for issuance of our common stock have been achieved, therefore no common stock has been issued.

If CardioNova successfully develops and commercializes AHRO-001 in the Territory, we will be entitled to receive a quarterly royalty, based on net sales during the period using an escalating scale.  The royalty agreement shall remain in force for the period in which intellectual property rights for AHRO-001 are in full force and effect in the Territory.

Under the Securities Purchase Agreement, CardioNova will purchase up to 275,258 shares of our common stock for a cash purchase price of $0.97 per share.  This transaction will take place in two installments.  The first installment, which took place on December 22, 2011, was for issuance of 154,639 shares upon receipt of $150,000 as specified in the Licensing Agreement.  The 2nd installment of 120,619 shares will occur upon delivery of final clinical product to be used in Phase 1 and 2 clinical trials.

Research and Development Projects

We have a research agreement signed in 2010 with the cardiology research department of a major hospital institution in Southern California to carry out our second round of pre-clinical research.  The agreement calls for payment of all research and clinical costs relating to the study of dosage and efficacy of bile salts on the atherosclerotic plaque in a non-human model.  The total potential cost of the project is $312,583, to be paid in installments over the length of the study and associated manuscript based on the study data.  As of December 31, 2011 a total of $175,000 has been paid based upon the achievement benchmarks under the agreement.

6.             STOCKHOLDERS’ EQUITY

Common Stock

During the year ended December 31, 2011, we sold 3,145,695 units for $0.55 per unit, each unit consisting of one share of common stock and a warrant to purchase .30 shares of common stock for up to three years at $0.60 per share, to investors, resulting in proceeds to us of  $1,730,141.  In connection with such sales, warrants to purchase 913,703 shares of common stock were issued to these same purchasers.  There were no commissions paid with respect to these sales.

Certain of these unit sales were made to existing employees, officers and vendors.  Included in these totals was the sale of 324,407 units (representing 324,907 common shares and warrants to purchase an additional 97,323 common shares) to officers and vendors of the Company.  We determined that it was appropriate to recognize compensation expense of $212,580 for the differential of the purchase price to the open market price of each respective purchase on its date of execution.  Additionally, the associated warrants resulted in recognition of additional compensation expenses of $96,837 which were valued using the Black-Scholes-Merton valuation model with the following assumptions: risk free interest rates of 0.25% – 0.56%, dividend yield of 0%, volatility factors of the expected market price of common stock of 138%, and an expected life of 1.5.  The aggregate amount of $309,417 has been reflected as additional compensation in the accompanying December 31, 2011 statement of operations.

During the year ended December 31, 2011, we issued 154,639 shares of our common stock for $150,000 valued at $0.97 per share pursuant to a Security Purchase Agreement with CardioNova (see Note 5).  There were no commissions paid with respect to this sale to CardioNova.

During the year ended December 31, 2011, we issued 50,000 shares of our common stock valued at $1.45 per share or $72,500 in exchange for services provided.  The shares issued were valued at the trading price at the date of the agreement.

During the year ended December 31, 2011, we issued 1,585,164 shares of our common stock pursuant to the conversion of $446,600 of Notes and accrued interest of $13,098 in accordance with the terms of the Notes.  Additionally, as called for in the current accounting guidance regarding payment of current liabilities with equity, an additional charge of $14,000 was recorded in the current period statement of operations as a financing cost to reflect the current market value of the common stock issued to satisfy the accrued interest balance of the converted note.

During the year ended December 31, 2011, we issued 33,863 shares of our common stock to settle accounts payable valued at $72,999.  The shares issued were valued at the trading price at the dates of issuance, with any differential of current market price over the accounts payable balance recognized as a cost during the period.

Stock Options

We have a stockholder-approved stock incentive plan for employees under which we have granted stock options.  In May 2010, we established the 2010 Stock Incentive Plan (the “2010 Plan”), which provides for the granting of awards to officers, directors, employees and consultants to purchase or acquire up to 4,362,964 shares of our common stock.  The awards have a maximum term of 10 years and vest over a period determined by the administrator of the 2010 Plan and are issued at an exercise price determined by the administrator.  Options issued under the 2010 Plan will have an exercise price equal to or greater than the fair market value of a share of our common stock at the date of grant.  The 2010 Plan expires on May 20, 2020 as to any further granting of options.  At the year ended December 31, 2011 there were options to purchase up to 3,970,000 shares of the Company’s common stock granted and outstanding under the 2010 Plan.

We have granted options to individual employees, directors, and consultants pursuant to our 2010 Plan that was approved by stockholders.  In addition, we assumed options granted by AtheroNova Operations to its employees prior to the Merger.  The assumption of these options was not approved by our stockholders.  The following table provides information, as of December 31, 2011, with respect to all stock option compensation arrangements.

	Number of securities to be issued upon exercise of outstanding options, and rights	Weighted-average exercise price of outstanding options, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	3,970,000	$1.17	392,964
Equity compensation plans not approved by stockholders	549,498	0.22	--
Total	4,519,498	$0.94	392,964

During the year ended December 31, 2011, options to purchase 172,500 shares of the Company’s common stock were granted to employees and directors under the 2010 Plan.  The options vest 25% upon issuance, and then vest 25% on each anniversary date thereafter.  The options have an exercise price of $1.01 per share and expire on the 7th anniversary of the date of grant. The options were valued using the Black-Scholes-Merton option pricing model at $151,125 of which $56,657 was expensed upon the options’ vesting schedules.

During the year ended December 31, 2011, options to purchase 100,000 shares of the Company’s common stock were granted to a director under the 2010 Plan.  The options vest 25% upon the first anniversary of the grant issuance, and 2.083% per month until fully vested.  The options have an exercise price of $1.49 per share and expire on the 7th anniversary of the date of grant. The options were valued using the Black-Scholes-Merton option pricing model at $136,000 of which $2,833 was expensed based on the option’s vesting schedule.

During the period ended December 31, 2011, options to purchase 35,000 shares of the Company’s common stock were granted to the Company’s Chief Financial Officer under the 2010 Plan.  The option vesting commences one month following the grant date at 2.083% per month until fully vested.  The options have an exercise price of $1.25 per share and expire on the 7th anniversary of the date of grant. The options were valued using the Black-Scholes-Merton option pricing model at $39,900 of which $2,493 was expensed based on the option’s vesting schedule.

On June 1, 2011, the Company entered into an agreement with a consultant to purchase 50,000 shares of common stock at $1.01, which vest over a one year period.  The company is valuing the vested options at each reporting date in accordance with the current accounting guidance which require option awards issued to non-employees be based upon the current market price as the services are performed using an option pricing model. As of December 31, 2011, a total of 25,000 option shares are vested with a fair value of $23,542, which was expensed during the year.

On June 1, 2011, the Company entered into an agreement with a consultant to perform certain development and regulatory activities.  Under the terms of the agreement, the company issued to the consultant an option to purchase 500,000 shares of our common stock at $1.01 per share that vests over 48 months starting July 2011.  Further, the Company committed an additional 1,500,000 option shares to the consultant under a product development plan calling for achievement of twelve (12) milestones set forth by the company.  Upon achievement of these various milestones, the Company will be obligated to grant additional stock option of varying amounts.  Once the options are granted, the options will vest on a monthly basis for a period of four years.  In case the consultant terminates the relationship with the company during the vesting period, any unvested options will be forfeited.  The company is valuing the vested options at each reporting date in accordance with the current accounting guidance which require option awards issued to non-employees be based upon the current market price as the services are performed using an option pricing model.  As of December 31, 2011 a total of 62,500 option shares are vested with a fair value of $74,144, which was expensed during the year.

In September 2011 an option to purchase an additional 150,000 shares of our common stock at $0.95 per share was granted based on achievement of two (2) milestones committed to by the consultant under an agreed upon product development plan.   The option vests over a 48 month period starting in October 2011.  The company is valuing the vested options at each reporting date in accordance with the current accounting guidance which require option awards issued to non-employees be based upon the current market price as the services are performed using an option pricing model.  As of December 31, 2011 a total of 9,375 option shares are vested with a fair value of $22,011, which was expensed during the period.

In December 2011, the remaining option to purchase an additional 1,350,000 shares of our common stock at $1.49 per share was granted as part of a modification of the consulting agreement.  Vesting of this option is based upon achievement of the remaining ten (10) milestones in the product development plan and the option expires seven years after the grant date.  Each milestone has a specified number of shares that fully vest upon the achievement of the milestone.  In case the consultant terminates the relationship with the Company prior to achieving all ten milestones, any unvested options will be forfeited.  The company is valuing the vested options at each reporting date in accordance with the current accounting guidance which require option awards issued to non-employees be based upon the current market price as the services are performed using an option pricing model.  As of December 31, 2011, the consultant has not accomplished any of the vesting milestones and management will quantify the percentage of progress on the milestones for recognition of compensation expense associated with this grant, therefore, no compensation expense has been recorded in the period ended December 31, 2011.

A summary of the status of our stock options as of December 31, 2011 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	--	$--	--	--
Granted	2,199,498	$0.878	6.852	3,458,411
Exercised	--	--	--	--
Cancelled	--	--	--	--
Outstanding at December 31, 2010	2,199,498	$0.878	6.852	3,458,411
Granted	2,357,500	$1.307	6.746	--
Exercised	--	--	--	--
Cancelled	(37,500)	1.110	--	--
Outstanding at December 31, 2011	4,519,498	$1.129	6.163	$1,140,059
Exercisable at December 31, 2011	976,220	$0.912	5.539	$423,640
Weighted-average fair value of options granted during the twelve month period ended December 31, 2011	$1.349

During the year ended December 31, 2011, we recognized $449,014 of compensation costs related to the vesting of approximately 2.2 million options granted to employees or directors in prior years. As of December 31, 2011, the total compensation cost related to nonvested option awards not yet recognized was $4,136,117. The weighted average period over which it is expected to be recognized is approximately 3.5 years. The intrinsic value of the shares outstanding at December 31, 2010 was $3,458,411.

To compute compensation expense in 2011, we estimated the fair value of each option award on the date of grant using the Black-Scholes-Merton option pricing model.  We based the expected volatility assumption on a volatility index of peer companies as we did not have sufficient market information to estimate the volatility of our own stock.  The expected term of options granted represents the period of time that options are expected to be outstanding.  We estimated the expected term of stock options by using the simplified method.  The expected forfeiture rates are based on the historical employee forfeiture experiences.  To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards.  We have not declared a dividend on our common stock since its inception and have no intentions of declaring a dividend in the foreseeable future and therefore used a dividend yield of zero.

The following table provides detail with regard to options outstanding, vested and exercisable at December 31, 2011:

	Outstanding			Vested and Exercisable Weighted-Average
Price per share	Shares	Weighted- Average Price per Share	Weighted- Average Remaining Contractual Life	Shares	Weighted- Average Price per Share	Weighted- Average Remaining Contractual Life
$0.223 – $0.223	549,498	$0.223	5.08 Years	263,303	$0.223	5.08 Years
$0.95 – $1.25	2,410,000	$1.07	5.91 Years	662,917	$1.08	6.67 Years
$1.49 – $2.38	1,560,000	$1.53	6.93 Years	50,000	$2.19	5.88 Years
	4,519,498			976,220

The following table shows the weighted average assumptions we used to develop the fair value estimates for the determination of the compensation charges in 2011:

	Year ended December 31,
	2011	2010

Expected volatility	134-138%	150%
Dividend yield	--	--
Expected term (in years)	2.75-6.25	6.25
Risk-free interest rate	0.64-2.19%	1.92%

Warrants

During the year ended December 31, 2011 as part of its sale of units of its common stock, we issued 923,862 warrants to purchase shares of our common stock.  The warrants have a 3 year term from the date of purchase of the unit and are exercisable at $0.60 per share.  Certain units were purchased by employees and service providers of the company and stock compensation expense of $96,837 was recognized for the bargain element of the 100,664 warrant shares represented by these transactions.

On March 29, 2011, we issued warrants to a service provider to purchase 21,000 shares of our common stock.  The warrants vested immediately, had a term of 3 years and are exercisable at a purchase price of $0.50.  The warrants were valued using the Black-Scholes-Merton option pricing model at $22,470 with the following assumptions: risk free interest rate of 2.25%, dividend yield of 0%, volatility factors of the expected market price of common stock of 140%, and an expected life of 3.0 years.

The following table provides detail with regard to warrants outstanding, vested and exercisable at December 31, 2011:

	Outstanding			Vested and Exercisable Weighted- Average
Price per share	Shares	Weighted- Average Price per Share	Weighted- Average Remaining Contractual Life	Shares	Weighted- Average Price per Share	Weighted- Average Remaining Contractual Life
$0.223	3,196,060	$0.223	2.53 Years	3,196,060	$0.223	2.53 Years
$0.393	1,908,798	$0.393	2.42 Years	1,908,798	$0.393	2.42 Years
$0.50	21,000	$0.50	2.25 Years	21,000	$0.50	2.25 Years
$0.60	923,862	$0.60	2.49 Years	923,862	$0.60	2.49 Years
$1.64	200,000	$1.64	4.00 Years	200,000	$1.64	4.00 Years
	6,249,720			6,249,720

As of December 31, 2011 there are warrants to purchase 6,249,720 shares of our common stock outstanding with expiration dates ranging from February 2013 through December 2015 and exercise prices ranging from $0.22 to $1.64.  A summary of the status of our warrants as of December 31, 2011 and 2010 and changes during the periods then ended is presented below:

Balance at December 31, 2009 (at $0.223)	1,457,852
Shares granted or assumed (at $0.223 - $1.64)	4,239,504
Shares exercised (at $0.223)	(392,498)
Balance at December 31, 2010 (at $0.223 - $1.64)	5,304,858
Shares granted (at $0.50 - $0.60)	944,862
Shares exercised	--
Ending balance at December 31, 2011 (at $0.223 - $1.64)	6,249,720

The intrinsic value of the warrants at December 31, 2011 was $5,836,939.

7.             INCOME TAXES

Income Taxes

The provision for income taxes for the periods ended December 31, 2011, and 2010, was as follows (using a 42.8 percent effective Federal and state income tax rate):

	2011	2010
Current Tax Provision:
Federal
State	$5,640	$1,759
Total current tax provision	$5,640	$1,759
Deferred Tax Provision:
Federal and state
Loss carryforwards	$(705,000)	$(888,000)
Valuation allowance	705,000	$888,000
Total deferred tax provision	$--	$--

We had deferred income tax assets as of December 31, 2011, and 2010, as follows:

	2011	2010
Loss carryforwards	$(1,735,000)	(963,000)
Less – valuation allowance	1,735,000	963,000
Total net deferred tax assets	$--	$--

As of December 31, 2011, we had net operating loss carryforwards for income tax reporting purposes of approximately $4,054,000 that may be offset against future taxable income.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in our financial statements for the realization of loss carryforwards, as we believe there is high probability that the carryforwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

We are primarily subject to U.S. federal and state income tax.  As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109), we performed an analysis of our previous tax filings and determined that there were no positions taken that we considered uncertain.  Therefore, there were no unrecognized tax benefits as of December 31, 2011.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance.  We estimate that the unrecognized tax benefit will not change within the next twelve months.  We will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in our statements of operations.

8.            SUBSEQUENT EVENTS

On January 3, 2012, we issued 50,000 options to a member of the Company's Board of Directors to purchase shares of our common stock at $1.30 per share. The option vests over 4 years and has a fair value of approximately $58,000 determined using the Black-Scholes Option Pricing Method.

On February 13, 2012 we issued 50,000 shares of our common stock to a service provider valued at $60,000 based on the market value of our common stock on the date of issuance.

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

As of December 31, 2011, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2011, our disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position Held
Thomas W. Gardner	58	Chairman, Chief Executive Officer and President

Mark Selawski	56	Chief Financial Officer and Secretary

Gary Freeman	44	Director and Chairman of the Audit Committee

Boris Ratiner, M.D.	44	Director and Chairman of the Medical Committee

Paul DiPerna	53	Director and Chairman of the Compensation Committee

Chaim Davis	34	Director

Alexander Polinsky, Ph.D.	56	Director

Johan (Thijs) Spoor	39	Director

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

Paul DiPerna has served as a member of our board of directors since November 2010 and currently serves as the Chairman of the Compensation Committee of our board of directors.  Mr. DiPerna is the Founder, Chief Technical Officer and a Board Member of Tandem Diabetes Care, a venture backed company that has raised $78 million.  Tandem is developing technology to be used in the care of diabetes.  In this venture Mr. DiPerna has over 18 patents issued and in process.  Prior to forming Tandem, Mr. DiPerna worked at Baxter Healthcare for 14 years where he held progressive management positions as a Technologist for cell separation systems, Program Manager of the largest and most complex system Baxter had undertaken, Director of Business Develop in the corporate technology group creating new technologies and integrating acquisitions into Baxter and as the General Manager of Digital Dental Sciences, a CT-based startup within the organization.  Mr. DiPerna had 10 patents issued at Baxter.  Mr. DiPerna was also a Senior VP of Technology and Operations at Hepahope, a startup developing liver dialysis systems for end stage liver failure patients prior to funding of Tandem.  Mr. DiPerna received a Masters in Engineering Management from Northeastern University and a BS in Mechanical Engineering from the University of Massachusetts Lowell.  He is a member of the American Diabetes Association and the American Society of Clinical Oncology.  Mr. DiPerna brings to our board of directors his extensive management experience in the healthcare industry.

Chaim Davis has served as one of our directors since May 2010.  He is currently the Managing Partner of Revach Fund L.P., an investment fund focused on life science industries which he founded in 2005.  He is also currently serving as a healthcare industry consultant to KOM Capital Management, LLC, and several other investment firms.  He served as a Healthcare Analyst at The Garnet Group from April 2001 through June 2004.  He received his bachelor’s degree from Columbia University.  Mr. Davis’ experience in various aspects of life science and healthcare industry investments provides valuable insights with respect to capitalizing our operations.

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

Johan (Thijs) Spoor was appointed as a member of our board of directors on January 3, 2012. Mr. Spoor currently serves as the Chief Executive Officer and President, and is a director, of FluoroPharma Medical, Inc. He previously held the title of Chief Financial Officer for Sunstone BioSciences. Prior to joining Sunstone BioSciences, he worked as a consultant at Oliver Wyman focusing on helping pharmaceutical and medical device companies evaluate their global revenue potential given the complex interplay of regulatory approvals, the reimbursement environment, as well as the impact of physician preference within constantly evolving standards of care. He further specialized on the implications of healthcare reform on new product approval and health insurance reform. Mr. Spoor has also been an equity research analyst at J.P. Morgan and Credit Suisse covering the Biotechnology and Medical Device industries. He worked in the pharmaceutical industry spending 10 years with Amersham / GE Healthcare where he worked in seven countries in a variety of roles including setting up GMP facilities meeting ISO 9001 standards, accountability for the entire nuclear cardiology portfolio and most recently as the Director of New Product Opportunities leading the PET strategic plan.  Mr. Spoor holds a Nuclear Pharmacy degree from the University of Toronto as well as an M.B.A. from Columbia University with concentrations in finance and accounting. He has been a guest lecturer at Columbia Business School, Kings College in London and the University of Newcastle in Australia and has presented at medical grand rounds and psychiatric grand rounds at various hospitals on the role of brain imaging.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2011, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of our Code of Ethics may be obtained free of charge by contacting us at:

AtheroNova Inc.
2301 Dupont Drive, Suite 525
Irvine, CA 92612
Attention: Secretary
(949) 476-1100

Audit Committee

Our Audit Committee currently consists of Messrs. Freeman (who serves as Chairman), Davis and Spoor.  Our Audit Committee is responsible for selecting and engaging our independent accountant, establishing procedures for the confidential, anonymous submission by our employees of, and receipt, retention and treatment of concerns regarding accounting, internal controls and auditing matters, reviewing the scope of the audit to be conducted by our independent public accountants, and periodically meeting with our independent public accountants and our chief financial officer to review matters relating to our financial statements, our accounting principles and our system of internal accounting controls.  Our Audit Committee reports its recommendations as to the approval of our financial statements to our board of directors.  The role and responsibilities of our Audit Committee are more fully set forth in an amended and restated written charter adopted by our board of directors on June 17, 2010.  Our Audit Committee reviews and reassesses the Audit Committee Charter annually and recommends any changes to our board of directors for approval.  We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors.  We have, however, determined that Messrs. Freeman, Davis, DiPerna and Polinsky are “independent” as that term is defined in as that term is defined in the applicable rules for companies traded on the NASDAQ Stock Market, and that Mr. Freeman is an audit committee financial expert, as defined in Item 407(d)(5) of Regulation S-K.  Our board of directors has also determined that each other member of our Audit Committee is able to read and understand fundamental financial statements and has substantial business experience that results in such member’s financial sophistication.  Accordingly, our board of directors believes that each member of our Audit Committee has sufficient knowledge and experience necessary to fulfill such member’s duties and obligations on our Audit Committee.

ITEM 11.                    EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table and related footnotes show the compensation paid during the fiscal years ended December 31, 2011 and 2010, to the Company’s named executive officers:

Name and Principal	Year	Salary	Option Awards	All Other Compensation	Total
Position		($)	($)	($)	($)
Eric Stoppenhagen (1)	2011	$--	--	--	$--
Interim President and Secretary	2010	$20,000	--	--	20,000
Thomas W. Gardner (2)	2011	--	--	149,417	149,417
Chairman, Chief Executive Officer and President	2010	--	1,010,000	90,000	1,100,000
Mark Selawski (3)	2011	$142,125	39,900	--	$182,025
Chief Financial Officer and Secretary	2010	$91,000	365,200	25,000	$481,200

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

(3)
Mr. Selawski serves as our Chief Financial Officer and Secretary under an Employment Agreement dated August 30, 2010, the terms of which are described below, and has served in these capacities since May 2010.  The fair value of options granted to Mr. Selawski was estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2011	1.68%	136.00%	6.25 years	--

Employment Contracts

On August 30, 2010, we entered into a Management Consulting Agreement (the “Management Agreement”) with Thomas W. Gardner, our Chairman, Chief Executive Officer and President.  Under the terms of the Management Agreement, which has a term of three years unless earlier terminated as specified therein, we engaged Mr. Gardner to provide consulting and management services to us relating to the functions of chief executive officer, and agreed that he will have the full range of executive duties and responsibilities that are customary for public company chief executive officers, reporting to our board of directors.  Mr. Gardner has been engaged through December 31, 2010 on a non-exclusive basis.  Effective after January 1, 2011, our board of directors has the option, with 90 days written notice, to employ Mr. Gardner on a full-time basis as our chief executive officer.  If Mr. Gardner declines such employment we may terminate the Management Agreement with 30 days written notice.  We have not, as yet, exercised our option to employ Mr. Gardner on a full-time basis.

Under the Management Agreement, Mr. Gardner received an annual fee at an initial rate of $144,000, which then increased to $160,000 as of August 30, 2011.  In the event Mr. Gardner is employed on a full-time basis, Mr. Gardner’s annual compensation will increase to $190,000 on the first anniversary of his employment date and to $240,000 on the second anniversary of his employment date.  Notwithstanding the foregoing, in the event that we consummate a capital raise transaction of at least $3,500,000 (a “Funding”), Mr. Gardner’s annual compensation will increase to $190,000 if such Funding is consummated before August 30, 2012, and $240,000 if such Funding is consummated on or after August 30, 2012.  Mr. Gardner is also entitled to receive an annual bonus equal to 30% of his then applicable annual compensation if we successfully complete a Funding and we realize certain operating benchmarks to be determined by our Compensation Committee in the respective fiscal year.  In addition, Mr. Gardner was entitled to reimbursement of his reasonable legal fees (up to $10,000) incurred in connection with negotiating the Management Agreement.  Payments under the Management Agreement will be grossed up to cover any taxes, interest and/or penalties incurred as a result of any payment under the Management Agreement being subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended.

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

Mr. Selawski received an annual salary at an initial rate of $144,000 for the first year, with an increase to $168,000 on August 30, 2011.  Notwithstanding the foregoing, in the event that we consummate a Funding Mr. Selawski’s annual salary will increase to $210,000 if such Funding is consummated on or after August 30, 2011.  Mr. Selawski is also entitled to receive an annual bonus equal to 30% of his then applicable annual salary if we successfully complete a Funding and we realize certain operating benchmarks to be determined by our Compensation Committee in the respective fiscal year.  Mr. Selawski will receive an automobile allowance of $300 per month, or with his consent, we may lease a vehicle for Mr. Selawski’s use in lieu of paying such automobile allowance, and will be entitled to three weeks annual paid vacation.  Mr. Selawski is also entitled to reimbursement of his reasonable legal fees (up to $10,000) incurred in connection with negotiating the Employment Agreement.  Payments under the Employment Agreement will be grossed up to cover any taxes, interest and/or penalties incurred as a result of any payment under the Employment Agreement being subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2011.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (1)	Option Expiration Date
Thomas W. Gardner (2)	312,500	687,500	1.11	08/30/17
Mark Selawski (3)	263,303	286,195	0.22	01/06/17
Mark Selawski (4)	78,125	171,875	1.11	08/30/17
Mark Selawski (5)	1,458	33,542	1.25	10/11/18

(1)
Subject to certain conditions, the exercise price may be paid by delivery of already owned shares and the tax withholding obligations related to exercise may be paid by reduction of the underlying shares.

(2)
The options granted vested 25% on the first anniversary of the grant date and 6.25% every three months thereafter until fully vested.  The options are for a 7-year term, subject to earlier terminating in certain events related to termination of employment. The option exercises cease if there is a termination of employment and are forfeited entirely if termination is for cause.  The Compensation Committee retains discretion, subject to the option plans’ limits, to modify the terms of outstanding options.

(3)
The option granted vested 25% on the first anniversary of the grant date and 2.0833% every month thereafter until fully vested.  The options are for a 7-year term, subject to earlier terminating in certain events related to termination of employment. The option exercises cease if there is a termination of employment and are forfeited entirely if termination is for cause. The Compensation Committee retains discretion, subject to the option plans’ limits, to modify the terms of outstanding options.

(4)
The options granted vested 25% on the first anniversary of the grant date and 6.25% every three months thereafter until fully vested.  The options are for a 7-year term, subject to earlier terminating in certain events related to termination of employment. The option exercises cease if there is a termination of employment and are forfeited entirely if termination is for cause. The Compensation Committee retains discretion, subject to the option plans’ limits, to modify the terms of outstanding options.

(5)
The options granted vest 1/48th on the monthly anniversary date of the grant until fully vested.  The options are for a 7-year term, subject to earlier terminating in certain events related to termination of employment. The option exercises cease if there is a termination of employment and are forfeited entirely if termination is for cause. The Compensation Committee retains discretion, subject to the option plans’ limits, to modify the terms of outstanding options.

None of the executive officers listed in the above table exercised options during the fiscal year ended December 31, 2011.

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

The following table presents information regarding compensation paid to our non-employee directors for our fiscal year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Gary Freeman (1)	12,500	34,875	47,375

Boris Ratiner (2)	12,500	170,875	183,375

Chaim Davis (3)	12,500	34,875	47,375

Alexander Polinsky (4)	7,500	23,250	30,750

Paul DiPerna (5)	7,500	23,250	30,750

Johan (Thijs) Spoor (6)	--	--	--

(1)
The aggregate number of common shares reserved under option awards outstanding at fiscal year-end totaled 112,500. The fair value of options granted to Mr. Freeman was estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2011	2.19%	138.00%	6.25 years	--

(2)
The aggregate number of common shares reserved under option awards outstanding at fiscal year-end totaled 212,500.  The fair value of options granted to Mr. Ratiner was estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2011	1.48-2.19%	134.0 -138.0%	6.25 years	--

(3)
The aggregate number of common shares reserved under option awards outstanding at fiscal year-end totaled 112,500.  The fair value of options granted to Mr. Davis was estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2011	2.19%	138.00%	6.25 years	--

(4)
The aggregate number of common shares reserved under option awards outstanding at fiscal year-end totaled 75,000.  The fair value of options granted to Mr. Polinsky was estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2011	2.19%	138.00%	6.25 years	--

(5)
The aggregate number of common shares reserved under option awards outstanding at fiscal year-end totaled 75,000.  The fair value of options granted to Mr. DiPerna was estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2011	2.19%	138.00%	6.25 years	--

(6)	Mr. Spoor was appointed as a member of our board of directors on January 3, 2012 and received no compensation for his service as a member of our board of directors in 2011.

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

The information presented in this table is based on 28,440,260 shares of our common stock outstanding on March xx, 2012.  Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more stockholders named below is c/o AtheroNova Inc., 2301 Dupont Drive, Suite 525, Irvine, CA 92612.

Name & Address of Beneficial Owner	Shares	Percentage of Class Outstanding
Executive Officers and Directors:
Thomas W. Gardner(1)	3,737,437	12.9%
Mark Selawski (2)	443,133	1.5%
Boris Ratiner, MD (3)	2,962,579	9.9%
Chaim Davis(4)	46,875	*
Gary Freeman(4)	46,875	*
Alexander Polinsky, PhD(5)	31,250	*
Paul DiPerna(5)	31,250	*
Johan (Thijs) Spoor(6)	45,000	*
Directors and Executive Officers as a Group(7)	7,344,399	23.7%

5% Stockholders:
Giorgio Zadini, MD 2237 Hilltop Lane Camarillo, CA 93012	5,636,372	19.8%
Estate of Filiberto Zadini, MD 2237 Hilltop Lane Camarillo, CA 93012	6,078,122	21.4%

*	Less than 1%

(1)
Includes 375,000 shares issuable within 60 days of March 1, 2012 upon exercise of presently outstanding stock options and 47,168 shares issuable within 60 days of March 1, 2012 upon exercise of presently outstanding warrants.

(2)
Includes 407,218 shares issuable within 60 days of March 1, 2012 upon exercise of presently outstanding stock options and 5,700 shares issuable within 60 days of March 1, 2012 upon exercise of presently outstanding warrants.

(3)
Includes 46,875 shares issuable within 60 days of March 1, 2012 upon exercise of presently outstanding stock options and 1,457,852 shares issuable within 60 days of March 1, 2012 upon exercise of presently outstanding warrants.

(4)	Includes 46,875 shares issuable within 60 days of March 1, 2012 upon exercise of presently outstanding stock options.
(5)	Includes 31,250 shares issuable within 60 days of March 1, 2012 upon exercise of presently outstanding stock options.
(6)
Includes 12,500 shares issuable within 60 days of March 1, 2012 upon exercise of presently outstanding stock options and 7,500 shares issuable within 60 days of March 1, 2012 upon exercise of presently outstanding warrants.

(7)
Includes 997,843 shares issuable within 60 days of March 1, 2012 upon exercise of presently outstanding stock options and 1,518,220 shares issuable within 60 days of March 1, 2012 upon exercise of presently outstanding warrants.

Changes in Control Arrangements

To our knowledge there are no arrangements which may result in a change in control of our company at a subsequent date.

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	3,970,000	$1.25	392,964
Equity compensation plans not approved by security holders (2)	3,745,558	$0.22	--
Total	7,715,558	$0.75	392,964

(1)	Consists of awards issued and issuable pursuant to the 2010 Plan.
(2)	Consists of options and warrants assumed in our acquisition of AtheroNova Operations.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Officers and Directors

Other than the transactions described below, since January 1, 2010, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and

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

On May 11, 2011, we sold 79,500 units to Thomas W. Gardner, our Chief Executive Officer, at $0.55 per unit, resulting in gross proceeds to us of $43,725.  Each unit represents a share of our common stock and a warrant to purchase 0.30 shares of our common stock at an exercise price of $0.60 per share.  The warrants, exercisable to purchase 23,850 shares of our common stock, are fully vested and exercisable for three years from the date of issuance.

On September 27, 2011, we sold 77,725 units to Thomas W. Gardner, our Chief Executive Officer, at $0.55 per unit, resulting in gross proceeds to us of $42,758.75.  Each unit represents a share of our common stock and a warrant to purchase 0.30 shares of our common stock at an exercise price of $0.60 per share.  The warrants, exercisable to purchase 23,318 shares of our common stock, are fully vested and exercisable for three years from the date of issuance.

On September 27, 2011, we sold 19,000 units to Mark Selawski, our Chief Financial Officer, at $0.55 per unit, resulting in gross proceeds to us of $10,450.  Each unit represents a share of our common stock and a warrant to purchase 0.30 shares of our common stock at an exercise price of $0.60 per share.  The warrants, exercisable to purchase 5,700 shares of our common stock, are fully vested and exercisable for three years from the date of issuance.

In making the stock issuances described above without registration under the Securities Act of 1933, as amended (the “Securities Act”), we relied upon one or more of the exemptions from registration contained in and/or promulgated under Section 4(2) of the Securities Act as each of the stock recipients in the private placement transactions was an accredited investor and no general solicitation or advertising was used in connection with such stock issuances.

Director Independence

In conjunction with the preparation of this report, using the definition of “independence” established by the NASDAQ Stock Market, we have evaluated all relationships between each director and the Company.  Based on the foregoing definition, we have determined that five of our directors, Messrs. Freeman, Davis, Polinsky, DiPerna and Spoor, currently meet the definition of an “independent” director as defined in the applicable rules for companies traded on the NASDAQ Stock Market.  Each of Messrs Freeman, Davis, Polinsky, DiPerna and Spoor serves on the Audit Committee and/or Compensation Committee of our board of directors.  We do not have a separately designated nominating committee of our board of directors.  Our Board of Directors will continually monitor the standards established for director independence under applicable law or listing requirements and will take all reasonable steps to assure compliance with those standards.

ITEM 14.                   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On October 25, 2010, we retained Weinberg & Co. P.A. (“Weinberg”) to serve as our principal independent accountant.  All audit work was performed by the full time employees of Weinberg.  Our Audit Committee approves in advance, all services performed by Weinberg.  Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

Audit Fees

The aggregate fees billed by Weinberg for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports and services that are normally provided in connection with statutory and regulatory filings were $69,505 for the fiscal year ended December 31, 2011.

Audit-Related Fees

None.

Tax Fees

During fiscal year 2011, we recorded accounting/professional fees totaling $2,866 that were billed to us by Weinberg for the preparation of our 2010 and 2009 annual tax returns.

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

ATHERONOVA INC.
(Registrant)

Date: March 16, 2012	By:	/s/ Thomas W. Gardner
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

Signature	Title	Date

/s/ Thomas W. Gardner	Chairman, Chief Executive Officer and President	March 16, 2012
Thomas W. Gardner	(Principal Executive Officer)

/s/ Mark Selawski	Chief Financial Officer and Secretary	March 16, 2012
Mark Selawski	(Principal Financial and Accounting Officer)

/s/ Chaim Davis	Director	March 16, 2012
Chaim Davis

/s/ Gary Freeman	Director	March 16, 2012
Gary Freeman

/s/ Boris Ratiner, M.D.	Director	March 16, 2012
Boris Ratiner, M.D.

/s/ Alexander Polinsky	Director	March 16, 2012
Alexander Polinsky

/s/ Paul DiPerna	Director	March 16, 2012
Paul DiPerna

/s/ Johan (Thijs) Spoor	Director	March 16, 2012
Johan (Thijs) Spoor

Exhibit Index

Exhibit Number	Description of Exhibit

2.1	Merger Agreement by and between Trist Holdings, Inc., Z&Z Merger Corporation and Z&Z Medical Holdings, Inc., dated March 26, 2010. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on April 1, 2010.

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on June 25, 2010.

3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on June 23, 2010.

4.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1.

4.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2.

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

10.7
Management Consulting Agreement dated August 30, 2010, between AtheroNova Inc. and Thomas W. Gardner. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on September 3, 2010. †

10.8
Employment Agreement dated August 30, 2010, between AtheroNova Inc. and Mark Selawski. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on September 3, 2010. †

10.9
Stock Purchase Agreement dated November 3, 2011, between the Registrant and OOO CardioNova. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-52315) filed with the Securities and Exchange Commission on November 10, 2011. *

10.10
License Agreement dated November 4, 2011, between the Registrant, AtheroNova Operations, Inc. and OOO CardioNova. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-52315) filed with the Securities and Exchange Commission on November 10, 2011. *

21.1
Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1(File No. 333-167866) filed with the Securities and Exchange Commission on June 29, 2010.

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

†  Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K.

*  Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.

**  XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.