Form 10-Q
period 2012-03-31
AtheroNova Inc.
filed 2012-05-10
CIK 1377053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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
Yes ☐ No ☑

As of May 8, 2012 there were 28,450,260 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	3

	Condensed Consolidated Statements of Operations (Unaudited) for the three month periods ended March 31, 2012 and 2011, and for the period from December 13, 2006 (Inception) through March 31, 2012	4

	Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) (Unaudited) for the period from December 13, 2006 (Inception) through March 31, 2012	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the three month periods ended March 31, 2012 and 2011, and for the period from December 13, 2006 (Inception) through March 31, 2012	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	27

Item 4.	Controls and Procedures	27

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits	29

Part I – Financial Information
Item 1. Financial Statements

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
Assets	(unaudited)

Current Assets
Cash	$276,007	$616,067
Other Current Assets	7,213	12,909
Total Current Assets	283,220	628,976
Equipment, net	5,324	4,000
Total Assets	$288,544	$632,976
Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$315,944	$170,449
Interest payable	45,754	39,716
Derivative Liability	4,483,747	6,211,021
Total Current Liabilities	4,845,445	6,421,186

2.5% Senior secured convertible notes, net of discount	452,183	395,655

Stockholders’ Deficiency:
Preferred stock $0.0001 par value, 10,000,000 shares authorized, none outstanding at March 31, 2012 and December 31, 2011	--	--
Common stock $0.0001 par value, 100,000,000 shares authorized, 28,450,260 and 28,390,260 outstanding at March 31, 2012 and December 31, 2011, respectively	2,834	2,828
Additional paid in capital	5,807,637	5,392,818
Deficit accumulated during the development stage	(10,819,555)	(11,579,511)
Total stockholders’ deficiency	(5,009,084)	(6,183,865)
Total Liabilities and Stockholders’ Deficiency	$288,544	$632,976

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
For the three month periods ended March 31, 2012 and 2011,
And for the period from December 13, 2006 (Inception) through March 31, 2012

	Three months ended March 31,		Cumulative
	2012	2011	From Inception

Revenue, net	$--	$--	$--

Operating expenses:
Research and development	161,305	88,263	1,034,380
General and administrative expenses	743,086	338,050	4,824,448
Impairment charge-intellectual property	--	--	572,868
Total operating expenses	904,391	426,313	6,431,696

Loss from operations	(904,391)	(426,313)	(6,431,696)

Other income (expenses):
Other income	204	64	3,754
Merger-related expenses	--	--	(323,294)
Cancellation of related-party debt	--	--	100,000
Interest expense	(62,566)	(96,203)	(1,070,649)
Private Placement Costs	--	--	(2,148,307)
Gain on extinguishment of derivative liability	--	--	811,393
Change in fair value of derivative liabilities	1,727,274	7,221,430	(1,752,792)
Total other income (expense)	1,664,912	7,125,291	(4,379,895)

Net income (loss) before income taxes	760,521	6,698,978	(10,811,591)

Provision for income taxes	565	3,240	7,964
Net income (loss)	$759,956	$6,695,738	$(10,819,555)

Basic income per share	$0.03	$0.29
Diluted income per share	$0.02	$0.25

Basic weighted average shares outstanding	28,426,926	23,429,232
Diluted weighted average shares outstanding	31,615,602	26,449,122

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)
For the period from December 31, 2011 through March 31, 2012 (unaudited)

Description	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficiency)
Balance – December 31, 2011	28,390,260	$2,828	$5,392,818	$(11,579,511)	$(6,183,865)
Fair value of vested options	--	--	221,675	--	221,675
Fair value of shares transferred to employees and vendors by controlling stockholder	--	--	123,050	--	123,050
Fair value of common stock issued for services	60,000	6	70,094	--	70,100
Net income	--	--	--	759,956	759,956
Balance – March 31, 2012	28,450,260	$2,834	$5,807,637	$(10,819,555)	$(5,009,084)

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
For the three month periods ended March 31, 2012 and 2011,
And for the period from December 13, 2006 (Inception) through March 31, 2012

	Three months ended March 31,		Cumulative
	2012	2011	From Inception
Operating Activities:
Net income (loss)	$759,956	$6,695,738	$(10,819,555)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on settlement of payables	--	--	54,377
Amortization of debt discount	56,528	87,442	996,832
Depreciation	675	589	4,781
Stock based compensation	414,825	117,687	2,445,811
Impairment charge-intellectual property	--	--	572,867
Cost of private placement	--	--	2,148,307
Gain on extinguishment of debt	--	--	(811,393)
Change in fair value of derivative liabilities	(1,727,274)	(7,221,430)	1,752,792
Cancellation of debt	--	--	(100,000)
Changes in operating assets and liabilities:
Other current assets	5,696	7,386	(7,213)
Accounts payable and accrued expenses	151,533	125,005	507,418
Net cash used in operating activities	(338,061)	(187,583)	(3,254,976)
Investing Activities
Purchase of equipment	(1,999)	--	(10,105)
Investment in intellectual property	--	--	(372,867)
Cash received from reverse merger	--	--	1,281
Net cash used in investing activities	(1,999)	--	(381,691)
Financing Activities
Proceeds from issuance of common stock	--	25,000	2,517,668
Proceeds from sale of 2.5% senior secured convertible notes, net	--	--	1,395,006
Net cash provided by financing activities	--	25,000	3,912,674
Net change in cash	(340,060)	(162,583)	276,007
Cash - beginning balance	616,067	177,802	--
Cash - ending balance	$276,007	$15,219	$276,007
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$565	$3,240	$7,964
Supplemental disclosure of non-cash investing and financing transactions:
Stockholder notes issued in exchange for intellectual property	$--	$--	$200,000
Conversion of convertible notes payable to additional paid-in capital	$--	$--	$572,721
Derivative liability created on issuance of convertible notes and warrants created	$--	$--	$1,500,000
Reclass of accounts payable to related party notes	$--	$--	$100,000
Common stock issued to settle accounts payable	$--	$--	$72,999

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2012 and 2011
(Unaudited)

The accompanying condensed consolidated financial statements of AtheroNova Inc. and subsidiary (“AtheroNova,” “we,” “us, “our” and “our Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2012 or for any other interim period.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2011, which are included in the Company’s Report on Form 10-K for such year filed on March 16, 2012.  The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited financial statements included in the Form 10-K for that year.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has a stockholders deficiency of $5,009,084 at March 31, 2012, and has incurred recurring losses from operations since inception.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management is currently in the process of exploring private placements of securities by the Company to accredited investors, funds and institutional investors.  Significant additional capital is needed to advance the Company’s research and development as well as providing general working capital.  Management believes that current funds will be sufficient to fund operations through July 2012.  There can be no assurances that sufficient subsequent funding, if any at all, will be raised by this or future offerings or that the cost of such funding will be reasonable.

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

A reconciliation of basic and diluted shares for the three months ended March 31, 2012 and 2011 follows:

	March 31,	March 31,
	2012	2011

Average common shares outstanding-basic	28,426,926	23,429,232
Effect of dilutive securities-
Warrants	2,918,439	2,756,074
Employee and director stock options	270,237	263,816

Average diluted shares	$31,615,602	$26,449,122

There were no adjustments to net income required for purposes of computing diluted earnings per share.

Warrants, options and other potentially dilutive securities are antidilutive and excluded from the dilutive calculations when their exercise or conversion price exceeds the average stock market price during the period or the effect would be anti-dilutive.  The following table sets forth the shares excluded from the diluted calculation for the three month periods presented as follows:

	March 31,	March 31,
	2012	2011

Convertible notes	3,294,314	3,568,108
Warrants	3,331,281	2,569,783
Employee and director stock options	4,286,761	2,425,814

Total potentially dilutive shares	$10,912,356	$8,563,705

Such securities could potentially dilute earnings per share in the future.

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2012.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability at March 31, 2012	$--	$--	$4,483,747	$4,483,747
	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability at December 31, 2011	$--	$--	$6,211,021	$6,211,021

At March 31, 2012 and December 31, 2011, the fair values of cash and cash equivalents, and accounts payable approximate their carrying values.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU No. 2011-04 effective January 1, 2012 and it did not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company adopted ASU 2011-05 effective January 1, 2012 and it did not affect the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company adopted ASU 2011-08 effective January 1, 2012.  We do not believe that the adoption of this new accounting guidance will have a significant effect on our goodwill impairment assessments in the future.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013.  The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations, financial condition, or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.            2.5% SENIOR SECURED CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(Unaudited)

Convertible Notes Payable	$955,351	$955,351
Less valuation Discount	(503,168)	(559,696)

Convertible Notes Payable, net	$452,183	$395,655

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

Each of the Notes and Warrants includes an anti-dilution provision that allowed for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current conversion or exercise price. The Company considered the current Financial Accounting Standards Board guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that as the conversion price of the Notes and the strike price of the Warrants may fluctuate based on the occurrence of future offerings or events, such prices were not fixed amounts. As a result, the Company determined that the conversion features of the Notes and the Warrants are not considered indexed to the Company’s own stock and characterized the value of the Notes and the Warrants as derivative liabilities upon issuance.

The Company determined that the fair value of the conversion feature at issuance was $2,370,245, and that the fair value of the warrant liability at issuance was $1,172,103, based upon a weighted average Black-Sholes-Merton calculation. The Company recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes. As the aggregate fair value of these liabilities of $3,542,348 exceeded the aggregate value of the Notes of $1,500,000 at issuance, the excess of the liability over the aggregate value of the Notes of $2,042,348 was considered as a cost of the private placement in 2010.  As of March 31, 2012, the Company has amortized $996,832 of the valuation discount, and the remaining unamortized valuation discount of $503,168 as of March 31, 2012 has been offset against the face amount of the Notes for financial statement purposes. The fair value of the derivative liabilities as of March 31, 2012 was $4,483,747 (see Note 4).

From issuance through March 31, 2012, the Purchasers exercised their option to convert a portion of the Original Notes into our common stock.  During the year ended December 31, 2010, principal in the amount of $98,049 and accrued interest in the amount of $965 was converted at a per share price of approximately $0.39 into 249,488 and 2,456 shares, respectively, of our common stock.  During the year ended December 31, 2011, principal on the amount of $446,600 was converted at a per share price of $0.29 into 1,540,000 shares of our common stock.  In addition, the Company also issued 45,164 shares of our common stock with a market value of $27,098 to settle $13,098 of accrued interest relating to these notes.  The issuance of these common shares resulted in an additional charge of $14,000 that has been reflected as a financing cost in the 2011 statement of operations.  The aggregate balance of the Notes outstanding as of March 31, 2012 amounted to $955,351.

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

We evaluated whether convertible debt and warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective convertible debt and warrant agreements.  We determined that the Notes and the Warrants issued to W-Net, Europa and MKM in May 2010 contained such provisions and recorded such instruments as derivative liabilities. Derivative liabilities were valued using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions:

	March 31, 2012	December 31, 2011
	(Unaudited)
Conversion feature :
Risk-free interest rate	0.33%	0.25%
Expected volatility	112%	134%
Expected life (in years)	2.12 years	2.37 years
Expected dividend yield	0.00%	0.00%

Warrants :
Risk-free interest rate	0.33%	0.25%
Expected volatility	112%	134%
Expected weighted average life (in years)	2.12 years	2.37 years
Expected dividend yield	0.00%	0.00%

Fair Value :
Conversion feature	$3,030,895	$4,104,613
Warrants	1,452,852	2,106,408
	$4,483,747	$6,211,021

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

The Company measured the aggregate fair value of the Original Notes and the Warrants issued on May 13, 2010 as $3,542,348. The value of the derivative liability at the date of issuance of $3,542,348 in excess of the Original Notes payable with a face amount of $1,500,000 was $2,042,348, and such amount was recognized in the 2010 statements of operations as a cost of the private placement. As of March 31, 2012, the Company re-measured the remaining derivative liabilities and determined the aggregate fair value to be $4,483,747. The Company recorded the change in fair value of the derivative liabilities of $1,727,274 in the accompanying statement of operations for the three months ending March 31, 2012.

5.           STOCKHOLDERS’ DEFICIENCY

Common Stock

On February 13, 2012 we issued 50,000 shares of our common stock valued at $1.20 per share, or $60,000, to a service provider in consideration of services rendered to the Company.  The shares issued were valued at the trading price at the date of the agreement.

On March 19, 2012 we issued 10,000 shares of our common stock valued at $1.01 per share, or $10,100, to a service provider in consideration of services rendered to the Company.  The shares issued were valued at the trading price at the date of the agreement.

On March 26, 2012 a controlling stockholder transferred  a total of 115,000 shares of common stock to directors, officers, employees and service providers of the company.  Compensation expense totaling of $123,050 was recognized on the date of approval of the transfers which approximates the market value of the shares on the approval date.

Stock Options

The Company has a stockholder-approved stock incentive plan for employees under which it has granted stock options.  In May 2010, the Company established the 2010 Stock Incentive Plan (the “2010 Plan”), which provides for the granting of awards to officers, directors, employees and consultants to purchase or acquire up to 4,362,964 shares of the Company’s common stock.  The awards have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors and are issued at an exercise price determined by the Board of Directors.  Options issued under the 2010 Plan will have an exercise price equal to or greater than the fair market value of a share of the Company’s common stock at the date of grant.  The 2010 Plan expires on May 20, 2020 as to any further granting of options.  In the three months ended March 31, 2011 there were no options to purchase shares of the Company’s common stock granted under the 2010 Plan.  There were options outstanding to purchase a total of 4,556,998 shares granted under the 2010 Plan as well as outside the 2010 Plan as of March 31, 2012.  There were 405,464 shares reserved for future grants under the 2010 Plan as of March 31, 2012.

A summary of the status of the Company’s stock options as of March 31, 2012 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,519,498	$1.129	6.16	1,140,059
Granted	50,000	$1.300	6.75	--
Exercised	--	--	--	--
Cancelled	(12,500)	1.110	-
Outstanding at March 31, 2012	4,556,998	$1.131	5.924	$434,460
Exercisable at March 31, 2012	1,145,564	$0..912	5.304	$232,209
Weighted-average fair value of options granted during the three month period ended March 31, 2012	$1.180

During the three months ended March 31, 2012, the Company recognized $221,675 of compensation costs related to the vesting of these options. As of March 31, 2012, the total compensation cost related to nonvested option awards not yet recognized is $2,874,607.  The weighted average period over which it is expected to be recognized is approximately 3.25 years.

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

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges in the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011

Expected volatility	1.23%	--
Dividend yield	--	--
Expected term (in years)	4.25	--
Risk-free interest rate	0.90%	--

Warrants

As of March 31, 2012 there are warrants to purchase 6,249,720 shares of our common stock outstanding with expiration dates ranging from February 2013 through December 2015 and exercise prices ranging from $0.22 to $1.64.  A summary of the status of our warrants as of March 31, 2012 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	6,249,720	$0.377	2.665	5,836,989
Granted	--	$--	--	--
Exercised	--	--	--	--
Cancelled	--	--	--	--
Outstanding at March 31, 2012	6,249,720	$0.377	2.415	$4,022,023
Exercisable at March 31, 2012	6,249,720	$0.377	2.415	$4,022,023

6.           COMMITTMENTS

CardioNova  Agreement

In October 2011, we entered into two definitive agreements with OOO CardioNova, a wholly-owned subsidiary of Maxwell Biotech Group, a Russian biotech fund, covering our AHRO-001 compound.  The agreements cover a territory represented by the Russian Federation, the Ukraine and various countries in central Asia (the “Territory”).

Under the licensing agreement OOO CardioNova (“CardioNova”) will become an equity investor in our company in exchange for the funding of Phase 1 and 2 human clinical trials conducted by a Clinical Research Organization (“CRO”) located in Russia.  Terms of the agreement specify that a Joint Steering Committee be established between both entities to determine the final clinical protocols and research budget, which is expected to total approximately $3.8 million.  Upon acceptance of the development plan, common stock equal to 10% of the research budget will be issued to CardioNova at a 20-day weighted average price prior to the signature of the initial term sheet, or $0.97 per share.

Additional common stock issuances of 20%, 40%, and 30% of the approved budget shall be issued upon the approval of the Joint Steering Committee of the Phase 1 protocol, announcement of Phase 1 results and announcement of Phase 2 results, respectively.  Each tranche will be priced at the lower of the weighted 20-day average price immediately prior to each issuance event, or $0.97 per share, whichever is lower.

If CardioNova successfully develops and commercializes AHRO-001 in the Territory, we will be entitled to receive a quarterly royalty, based on net sales during the period using an escalating scale.  The royalty agreement shall remain in force for the period in which intellectual property rights for AHRO-001 are in full force and effect in the Territory.

Under the Securities Purchase Agreement, CardioNova will purchase up to 275,258 shares of our common stock for a cash purchase price of $0.97 per share.  This transaction will take place in two installments.  The first installment, which took place in December 2011, was for the issuance of 154,639 shares upon receipt of $150,000 as specified in the License Agreement.  The 2nd installment of 120,619 shares will occur upon delivery of the final clinical product to be used in the Phase 1 and 2 clinical trials, which is expected to occur in the 3rd or 4th quarter of 2012.

Research Agreement

We have a research agreement signed in 2010 with the cardiology research department of a major hospital institution in Southern California to carry out our second round of pre-clinical research.  The agreement calls for payment of all research and clinical costs relating to the study of dosage and efficacy of bile salts on the atherosclerotic plaque in a non-human model.  The total potential cost of the project is $312,583, to be paid in installments over the length of the study and associated manuscript based on the study data.  To date, $190,000 has been paid based on the achievement benchmarks under the agreement.

7.           RELATED PARTY TRANSACTIONS

Accounts payable include $45,668 and $17,325 as of March 31, 2012 and December 31, 2012, respectively, that are payable to officers and directors of the Company.

8.            SUBSEQUENT EVENTS

On April 18, 2012, we entered into a contract with a Pennsylvania-based Clinical Research Organization (‘CRO”) specializing in formulation and manufacturing of clinical research grade pharmaceutical products.  The contract calls for the CRO to use our API to formulate and manufacture Phase 1 and 2 clinical trial pharmaceutical products.  The process will take place over the next several months and total costs will be approximately $375,000.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three  months ended March 31, 2012 and 2011.  The discussion and analysis that follows should be read together with the condensed consolidated financial statements and the notes to the financial statements included elsewhere in this report.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.  Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in the section of our annual report on Form 10-K captioned “Risk Factors.”

Overview

Z&Z Medical Holdings, Inc. (“Z&Z Nevada”) was incorporated in the State of Nevada on December 13, 2006 with contributed intellectual property from its founders.  Z&Z Nevada was engaged in developing the contributed intellectual property while seeking sources of funding to conduct further research and development.  In November 2009 we incorporated a separate company, Z&Z Medical Holdings Inc. in Delaware (“Z&Z Delaware”) and merged Z&Z Nevada into Z&Z Delaware in March 2010.  On March 26, 2010 we entered into a merger agreement between us, Z&Z Delaware and Z&Z Merger Corporation, our wholly-owned subsidiary and on May 13, 2010, Z&Z Delaware merged into Z&Z Merger Corporation and became our operating subsidiary.  Concurrent with the merger, Z&Z Delaware changed its name to AtheroNova Operations Inc. (“AtheroNova Operations”) and we changed our name to AtheroNova Inc.  The business of AtheroNova Operations, pharmaceuticals and pharmaceutical intellectual property, became our business upon consummation of the merger.  Concurrent with the closing of the merger we consummated a capital raise transaction, in which we sold to investors $1,500,000 in 2.5% Senior Secured Convertible Notes and Common Stock Purchase Warrants to purchase 1,908,798 shares of our commons stock.

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

In the near future, we plan to continue studies and preparation for human clinical trials to demonstrate the efficacy of our IP and related Active Pharmaceutical Ingredient (“API”).  Ultimately, we plan to use or license our technology to various licensees throughout the world who may use it in treating or preventing atherosclerosis and other medical conditions or sublicense the IP or API to other such users.  Our potential licensees may also produce, market or distribute products which utilize or add our compounds and technology in such treatment or prevention.

General

Operating expenses consist primarily of payroll and related costs, corporate infrastructure costs and research costs.  We expect that our operating expenses will increase as we initiate production of API sufficient to use in toxicology studies, formulation development and tableting quantities necessary for Phase 1 and 2 clinical trials, advancing our business plan, in addition to the added costs of operating as a public company.

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

Results of Operations

Three-month Period ended March 31, 2012 vs. 2011

	Quarters ended March 31,		Increase
	2011	2010	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$-	$-	$-
Other research and development expenses	161,305	88,263	73,042
Total research and development expenses	161,305	88,263	73,042
General and administrative:
Share-based compensation	414,825	117,687	297,138
Other general and administrative expenses	328,261	220,363	107,898
Total general and administrative expenses	743,086	338,050	405,036
Interest expense	62,566	96,203	(33.637)
Change in fair value of derivative liabilities	(1,727,274)	(7,221,430)	5,494,156
Other (income) expense	361	3,176	(2,815)
Total other (income) expense	(1,664,347)	(7,122,051)	5,457,704
Net (income) loss	$(759,956)	$(6,695,738)	$(5,935,782)

Three months ended March 31, 2012 Compared to the three months ended March 31, 2011

During the three month periods ended March 31, 2012 and 2011, we did not recognize any revenues.  We are considered a development stage company and do not expect to have revenues relating to our products in the foreseeable future, if at all.

For the quarters ended March 31, 2012 and 2011, research and development expenses increased to $161,305 from $88,263.  This increase is primarily the result of expenses associated with the development and production of our first clinical grade active pharmaceutical ingredient for preliminary toxicology testing.  This cost was partially offset by reduced pre-clinical study expenses in the current quarter when compared to the same period in the prior year due to the completion of the laboratory phase of those trials during 2011.

General and administrative costs increased to $743,086 in the first quarter of 2012 compared to $338,050 for the quarter ended March 31, 2011, or an increase of $405,036.  The increase in costs incurred in 2012 is due to the costs associated with consultants, investor relations and other costs associated with our public-company status as well as the cost of stock based compensation expense of $344,725 for our officers and directors, when compared to the same period of 2011.

For the quarter ended March 31, 2012 interest expense was $62,566 compared to $96,203 in the quarter ended March 31, 2011.  This change is due to a lower outstanding balance on the 2.5% Senior Secured Convertible Notes (“Notes”) in the current year when compared to the prior year.

Change in fair value of derivative liabilities resulted in income of $1,727,274 in the three months ended March 31, 2012 compared to income of $7,221,430 for the three months ended March 31, 2011.  This change in fair value results from revaluing our derivative liabilities associated with the outstanding balance of convertible notes and warrants issued in 2010.

Net income for the quarter ended March 31, 2012 was $759,956 compared to net income of $6,695,738 for the quarter ended March 31, 2011 due to the income generated from the re-valuing our derivative liabilities which is only partially offset by payroll and stock based compensation for employees, officers and directors retained by the us as well as the costs associated with the development and formulation of clinical-grade active pharmaceutical ingredient.

Liquidity and Capital Resources

From inception to March 31, 2012, we incurred a deficit during the development stage of $10,819,555 primarily as a result of our losses from operations and the non-cash costs relating to the accounting of debt, derivative and warrant issuances.  We expect to continue to incur additional losses for at least the next twelve months and for the foreseeable future.  These losses have been incurred through a combination of research and development activities as well as patent work related to our technology, expenses related to the merger and to public reporting obligations and the costs to supporting all of these activities.

We have financed our operations since inception primarily through equity and debt financings.  During the three months ended March 31, 2012, we had a net decrease in cash and cash equivalents of $340,060.  This decrease resulted largely from net cash used in operating activities of $338,061, and we had no financing activities in the same period.  Total liquid resources as of March 31, 2012 were $276,007 compared to $616,067 at December 31, 2011.

As of March 31, 2012, excluding our derivative liability of $4,483,747, we had a working capital deficit of $78,478 compared to working capital of $418,811 at December 31, 2011, when excluding our derivative liability of $6,211,021 as of that date.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development.  Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.  Through March 31, 2012, a significant portion of our financing has been through private placements of common stock and warrants and debt financing.  Unless our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through sources of capital similar to those previously described.  We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.  We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.

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

We have reported a net operating loss of $904,391 in the three months ended March 31, 2012, offset by non-cash income on valuation of derivative liabilities of $1,727,274, compared to a net operating loss of $426,313 for the three month periods ended March 31, 2011, offset by non-cash gains on valuation of derivative liabilities of $7,221,430.  The net loss attributable to common shares from date of inception, December 13, 2006 to March 31, 2012, amounts to $10,819,555.  Management believes that we will continue to incur net losses through at least March 31, 2013.

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

Each Note is convertible at any time into common stock at $0.29 per share.  Original Note principal in the amount of $98,049 and $446,600 has been converted in 2010 and 2011, respectively.  Immediate conversion of the remaining balance outstanding on the Notes of $955,351 would result in the holders receiving 3,294,314 shares of our common stock.  Interest expense of $965 accrued on the converted portion of the Original Notes from the date of issuance through the respective conversion dates in 2010 and $13,098 accrued on the converted portion in 2011 resulted in the issuance of 47,620 shares of our common stock in lieu of cash payment of the interest expense.  Additional interest expense of $14,001 was recorded using current valuations for interest expense paid with the issuance of common stock.

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

Under the licensing agreement OOO CardioNova (“CardioNova”) will become an equity investor in our company in exchange for the funding of Phase 1 and 2 human clinical trials conducted by a Clinical Research Organization (“CRO”) located in Russia.  Terms of the agreement specify that a Joint Steering Committee be established between both entities to determine the final clinical protocols and research budget, which is expected to total approximately $3.8 million.  Upon acceptance of the development plan, common stock equal to 10% of the research budget will be issued to CardioNova at a 20-day weighted average price prior to the signature of the initial term sheet, or $0.97 per share.

Additional common stock issuances of 20%, 40%, and 30% of the approved budget shall be issued upon the approval of the Joint Steering Committee of the Phase 1 protocol, announcement of Phase 1 results and announcement of Phase 2 results, respectively.  Each tranche will be priced at the lower of the weighted 20-day average price immediately prior to each issuance event, or $0.97 per share, whichever is lower.

If CardioNova successfully develops and commercializes AHRO-001 in the Territory, we will be entitled to receive a quarterly royalty, based on net sales during the period using an escalating scale.  The royalty agreement shall remain in force for the period in which intellectual property rights for AHRO-001 are in full force and effect in the Territory.

Under the Securities Purchase Agreement, CardioNova will purchase up to 275,258 shares of our common stock for a cash purchase price of $0.97 per share.  This transaction will take place in two installments.  The first installment, which took place in December 2011, was for the issuance of 154,639 shares upon receipt of $150,000 as specified in the License Agreement.  The 2nd installment of 120,619 shares will occur upon delivery of the final clinical product to be used in the Phase 1 and 2 clinical trials, which is expected to occur in the 3rd or 4th quarter of 2012.

Research and Development Projects

We have a research agreement signed in 2010 with the cardiology research department of a major hospital institution in Southern California to carry out our second round of pre-clinical research.  The agreement calls for payment of all research and clinical costs relating to the study of dosage and efficacy of bile salts on the atherosclerotic plaque in a non-human model.  The total potential cost of the project is $312,583, to be paid in installments over the length of the study and associated manuscript based on the study data.  To date, $190,000 has been paid based on the achievement benchmarks under the agreement

Summary of Contractual Commitments

Employment Agreements

Employment agreements with our Chief Executive Officer and Chief Financial Officer are incorporated by reference to Exhibits 10.1 and 10.2 to the Current Report on Form 8-K (File No. 000-52315) filed with the Securities Exchange Commission (“SEC”) on September 3, 2010.

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

Derivative Financial instruments

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is re-valued at each reporting date, with changes in fair value reported in the condensed consolidated statement of operations.  For stock-based derivative financial instruments, we use the Black-Scholes-Merton option pricing model to value the derivatives instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance e sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. We adopted ASU No. 2011-04 effective January 1, 2012 and it did not affect our results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  We adopted ASU 2011-05 effective January 1, 2012 and it did not affect our results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We adopted ASU 2011-08 effective January 1, 2012.  We do not believe that the adoption of this new accounting guidance will have a significant effect on our goodwill impairment assessments in the future.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013.  We do not expect adoption of this standard to have a material impact on our consolidated results of operations, financial condition, or liquidity.

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

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control

During the quarter ended March 31, 2012, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 13, 2012 we issued 50,000 shares of our common stock valued at $60,000, or $1.20 per share based on the closing sale price of our common stock on the date of issuance (as quoted on the OTCQB), to a service provider in consideration of services rendered to us.

On March 19, 2012 we issued 10,000 shares of our common stock valued at $10,100, or $1.01 per share based on the closing sale price of our common stock on the date of issuance (as quoted on the OTCQB), to a service provider in consideration of services rendered to us.

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

ATHERONOVA INC.

Date: May 10, 2012	By:	/s/ Mark Selawski
Mark Selawski
Chief Financial Officer (Principal financial and accounting officer)