Form 10-Q
period 2012-06-30
AtheroNova Inc.
filed 2012-08-14
CIK 1377053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

As of August 7, 2012 there were 28,730,321 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	3

	Condensed Consolidated Statements of Operations (Unaudited) for the three and six month periods ended June 30, 2012 and 2011, and for the period from December 13, 2006 (Inception) through June 30, 2012	4

	Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) (Unaudited) for the period from December 31, 2011 through June 30, 2012	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six month periods ended June 30, 2012 and 2011, and for the period from December 13, 2006 (Inception) through June 30, 2012	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	31

Item 4.	Controls and Procedures	31

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6.	Exhibits	33

Part I – Financial Information
Item 1. Financial Statements

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)
Assets
Current Assets
Cash	$412,605	$616,067
Other Current Assets	24,100	12,909
Total Current Assets	436,705	628,976
Equipment, net	5,321	4,000
Deposits and other assets	23,777	--
Total Assets	$465,803	$632,976
Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$306,394	$170,449
Short term convertible notes payable, net of discount	660,935	--
Interest payable	58,846	39,716
Derivative Liability	--	6,211,021
Total Current Liabilities	1,026,175	6,421,186

2.5% Senior secured convertible notes, net of discount	886,538	395,655

Stockholders’ Deficiency:
Preferred stock $0.0001 par value, 10,000,000 shares authorized, none outstanding at June 30, 2012 and December 31, 2011	--	--
Common stock $0.0001 par value, 100,000,000 shares authorized, 28,730,321 and 28,390,260 outstanding at June 30, 2012 and December 31, 2011, respectively	2,862	2,828
Additional paid in capital	9,030,626	5,392,818
Deficit accumulated during the development stage	(10,480,398)	(11,579,511)
Total stockholders’ deficiency	(1,446,910)	(6,183,865)
Total Liabilities and Stockholders’ Deficiency	$465,803	$632,976

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
For the three and six month periods ended June 30, 2012 and 2011,
And for the period from December 13, 2006 (Inception) through June 30, 2012

	Three months ended June 30,		Six months ended June 30,		Cumulative From
	2012	2011	2012	2011	Inception

Revenue, net	$--	$--	$--	$--	$--

Operating expenses:
Research and development	214,266	95,112	375,571	183,375	1,248,646
General and administrative expenses	532,938	436,206	1,276,024	774,256	5,357,386
Impairment charge-intellectual property	--	--	--	--	572,868
Total operating expenses	747,204	531,318	1,651,595	957,631	7,178,900

Loss from operations	(747,204)	(531,318)	(1,651,595)	(957,631)	(7,178,900)

Other income (expenses):
Other income (expense)	172	66	375	130	3,925
Merger-related expenses	--	--	--	--	(323,294)
Cancellation of related-party debt	--	--	--	--	100,000
Gain on modification of senior notes and warrants	618,366	--	618,366	--	618,366
Interest expense	(542,575)	(97,273)	(605,140)	(193,476)	(1,613,223)
Private placement costs	--	--	--	--	(2,148,307)
Gain on conversion of debt	97,975	--	97,975	--	909,368
Change in fair value of derivative liabilities	913,223	182,441	2,640,497	7,403,871	(839,569)

Net income (loss) before income taxes	339,957	(446,084)	1,100,478	6,252,894	(10,471,634)

Provision for income taxes	800	1,600	1,365	4,840	8,764
Net income (loss)	$339,157	$(447,684)	$1,099,113	$6,248,054	$(10,480,398)

Basic income (loss) per share	$0.01	$(0.02)	$0.04	$0.26
Diluted income (loss) per share	$0.01	$(0.02)	$0.04	$0.23

Basic weighted average shares outstanding	28,626,947	24,255,742	28,526,937	23,842,488
Diluted weighted average shares outstanding	31,354,141	24,255,742	31,174,023	26,741,158

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)
For the period from December 31, 2011 through June 30, 2012 (unaudited)

Description	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficiency)
Balance – December 31, 2011	28,390,260	$2,828	$5,392,818	$(11,579,511)	$(6,183,865)
Fair value of vested options	--	--	432,569	--	432,569
Common stock issued upon conversion of notes payable	250,000	25	75,780	--	75,805
Fair value of warrants issued with short term convertible notes	--	--	58,387	--	58,387
Fair value of conversion feature upon modification of senior convertible notes	--	--	1,711,935	--	1,711,935
Fair value of warrants upon modification	--	--	1,142,248	--	1,142,248
Fair value of common stock issued to settle accounts payable	30,061	3	23,745	--	23,748
Fair value of shares transferred to employees and vendors by controlling stockholder	--	--	123,050	--	123,050
Fair value of common stock issued for services	60,000	6	70,094	--	70,100
Net income	--	--	--	1,099,113	1,099,113
Balance – June 30, 2012	28,730,321	$2,862	$9,030,626	$(10,480,398)	$(1,446,910)

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
For the six month periods ended June 30, 2012 and 2011,
And for the period from December 13, 2006 (Inception) through June 30, 2012

	Six months ended June 30,		Cumulative From Inception
	2012	2011
Operating Activities:
Net income (loss)	$1,099,113	$6,248,054	$(10,480,398)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on settlement of payables and accrued interest	7,585	--	61,962
Amortization of debt discounts	579,018	175,854	1,519,322
Depreciation	1,350	1,207	5,456
Stock based compensation	625,719	297,706	2,656,705
Impairment charge-intellectual property	--	--	572,867
Cost of private placement	--	--	2,148,307
Gain on conversion of debt	(97,975)	--	(909,368)
Gain on modification of senior notes and warrants	(618,366)	--	(618,366)
Change in fair value of derivative liabilities	(2,640,497)	(7,403,871)	839,569
Cancellation of debt	--	--	(100,000)
Changes in operating assets and liabilities:
Other current assets	(34,968)	(1,536)	(47,877)
Accounts payable and accrued expenses	178,230	112,276	534,115
Net cash used in operating activities	(900,791)	(570,310)	(3,817,706)
Investing Activities
Purchase of equipment	(2,671)	(1,037)	(10,777)
Investment in intellectual property	--	--	(372,867)
Cash received from reverse merger	--	--	1,281
Net cash used in investing activities	(2,671)	(1,037)	(382,363)
Financing Activities
Proceeds from issuance of common stock	--	534,266	2,517,668
Proceeds from convertible notes-short term	700,000	--	700,000
Proceeds from sale of 2.5% senior secured convertible notes, net	--	--	1,395,006
Net cash provided by financing activities	700,000	534,266	4,612,674
Net change in cash	(203,462)	(37,081)	412,605
Cash - beginning balance	616,067	177,802	--
Cash - ending balance	$412,605	$140,721	$412,605
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,365	$4,840	$8,764
Supplemental disclosure of non-cash investing and financing transactions:
Stockholder notes issued in exchange for intellectual property	$--	$--	$200,000
Conversion of convertible notes payable to common stock	$75,805	$--	$645,220
Derivative liability created on issuance of convertible notes and warrants created	$--	$--	$1,500,000
Reclass of accounts payable to related party notes	$--	$--	$100,000
Common stock issued to settle accounts payable	$23,748	$--	$92,468
Discount on short term notes payable	$58,387	$--	$58,387

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended June 30, 2012 and 2011
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

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has a stockholders deficiency of $1,446,910 at June 30, 2012, and has incurred recurring cash losses from operations since inception.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management is currently in the process of exploring private placements of securities by the Company to accredited investors, funds and institutional investors.  Significant additional capital is needed to advance the Company’s research and development as well as providing general working capital.  Management believes that current funds will be sufficient to fund operations through September 2012.  There can be no assurances that sufficient subsequent funding, if any at all, will be raised by this or future offerings or that the cost of such funding will be reasonable.

In light of the foregoing, management will also seek funding through short-term and long-term loans, grants and other such funds available from private and public sources established to further research in health care and advancement of science.  Management continues to meet with representatives of private and public sources of funding to continue the ongoing process of capital development sufficient enough to cover negative cash flows expected in future periods and will continue to do so in the coming months.

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

A reconciliation of basic and diluted shares for the three months ended June 30, 2012 and 2011 follows:

	June 30, 2012	June 30, 2011

Average common shares outstanding-basic	28,626,947	24,255,742
Effect of dilutive securities-
Warrants	2,487,980	--
Employee and director stock options	239,214	--

Average diluted shares	$31,354,141	$24,255,742

There were no adjustments to net income required for purposes of computing diluted earnings per share.

A reconciliation of basic and diluted shares for the six months ended June 30, 2012 and 2011 follows:

	June 30, 2012	June 30, 2011

Average common shares outstanding-basic	28,526,937	23,842,488
Effect of dilutive securities-
Warrants	2,395,018	2,589,108
Employee and director stock options	252,068	309,562

Average diluted shares	$31,174,023	$26,741,158

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

	June 30, 2012	June 30, 2011

Senior secured Convertible notes	3,057,027	3,568,108
Convertible notes-short term	1,166,667	--
Warrants	3,901,740	5,617,273
Employee and director stock options	4,317,784	2,874,498

Total potentially dilutive shares	$12,443,218	$12,059,879

Such securities could potentially dilute earnings per share in the future.

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses the weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

On June 15, 2012, the Company entered into the Second Amendment of its Senior Secured Notes Payable in which, among other things, it modified the Senior Notes and associated warrants to remove all anti-dilution clauses. (See Note 4)  Due to this modification the Company is no longer required to reflect derivative liabilities on its balance sheet and the associated adjustment in the reporting period.

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets for the period in which a derivative liability is required on a recurring basis and their level within the fair value hierarchy as of June 30, 2012.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability at June 30, 2012	$--	$--	$--	$--

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability at December 31, 2011	$--	$--	$6,211,021	$6,211,021

At June 30, 2012 and December 31, 2011, the fair values of cash and cash equivalents, and accounts payable approximate their carrying values.

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

3.            SHORT TERM 12 % CONVERTIBLE NOTES PAYABLE

Short term convertible notes payable consist of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(Unaudited)

Convertible Notes Payable	$700,000	$--
Less valuation Discount	(39,065)	--

Convertible Notes Payable, net	$660,935	$--

On May 15, 2012, we entered into a Securities Purchase Agreement with ACT Capital Partners and Amir L. Ecker pursuant to which the purchasers, purchased from us (i) 12% Convertible Notes (“Bridge Notes”) for a cash purchase price of $700,000, and (ii) Common Stock Purchase Warrants pursuant to which the purchasers of Bridge Notes may purchase up to 140,000 shares of our common stock at an exercise price of $0.90 per share, subject to adjustment until September 30, 2012 for shares sold at a lower price in an offering of more than $3,000,000.  The Company has no plans to consummate an offering of more than $3,000,000 in the next three months.  The Bridge Notes accrue 12% interest per annum with a maturity date of September 30, 2012.  No cash interest payments are required, except that accrued and unconverted interest would be due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest could be added to and included with the principal amount being converted.  Upon the occurrence of an  event of default (as defined in the Bridge Notes), the holder of each Bridge Note can declare the entire principal and accrued interest amount immediately due and payable.

Upon issuance of the Bridge Notes, we calculated the fair value of the warrants to be $58,387 that was determined using a Black-Scholes-Merton option pricing model with the following assumptions: stock price of $0.55; exercise price of $0.90; term of 5.5 years; interest rate of 0.70%; dividend rate of 0%; and volatility of 113%.   The fair value of the warrants was recorded as a discount to the Bridge Notes, and will be amortized over the life of the Bridge Notes.   During the period ended June 30, 2012, we have recorded as interest expense amortization of $19,322 in the statement of operations for the period then ended.

Each Bridge Note is convertible at any time into common stock at a specified conversion price, which was approximately $0.90 per share and can be subject to adjustment until September 30, 2012 for shares sold at a lower price in an offering of more than $3,000,000.  The Company has no plans to consummate an offering of more than $3,000,000 in the next three months. The Company did not recognize a beneficial conversion feature upon issuance of the Bridge Notes as the conversion price was in excess of the trading price of its common stock at the date of the Bridge Note agreement.

The Bridge Notes may not be prepaid, or forced by us to be converted in connection with an acquisition of our company.  In connection with an acquisition of our company the Bridge Notes may be assigned or sold by the holders or converted into equivalent equity in any acquiring company.  The Bridge Notes are secured by a Subsidiary Guarantee and are subordinated to the Senior Notes to the amounts then outstanding under the Senior Notes.

4.            2.5% SENIOR SECURED CONVERTIBLE NOTES PAYABLE

Senior secured convertible notes payable consist of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(Unaudited)

Convertible Notes Payable	$886,538	$955,351
Less valuation Discount	--	(559,696)

Convertible Notes Payable, net	$886,538	$395,655

On May 13, 2010, we entered into a Securities Purchase Agreement with W-Net Fund I, L.P. (“W-Net”), Europa International, Inc. (“Europa”) and MKM Opportunity Master Fund, Ltd. (“MKM” and together with W-Net and Europa, the “Purchasers”), pursuant to which the Purchasers, purchased from us (i) 2.5% Senior Secured Convertible Notes (“Senior Notes”) for a cash purchase price of $1,500,000, and (ii) Common Stock Purchase Warrants pursuant to which the Purchasers may purchase up to 1,908,797 shares of our common stock at an exercise price equal to approximately $0.39 per share, subject to adjustment.

The Senior Notes greatly restrict the ability of our company and AtheroNova Operations to issue indebtedness or grant liens on our or its respective assets without the Senior Note holders’ consent.  They also limit and impose financial costs on our acquisition by any third party.

On May 13, 2010, we also entered into a Security Agreement and an Intellectual Property Security Agreement with the Purchasers and AtheroNova Operations, pursuant to which all of our obligations under the Senior Notes are secured by first priority security interests in all of our assets and the assets of AtheroNova Operations, including intellectual property.  Upon an event of default under the Senior Notes or such agreements, the Senior Note holders may be entitled to foreclose on any of such assets or exercise other rights available to a secured creditor under California and Delaware law.  In addition, under a Subsidiary Guarantee, AtheroNova Operations guaranteed all of our obligations under the Senior Notes.

The Senior Notes and warrants issued in connection therewith included an anti-dilution provision that allowed for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current conversion or exercise price. The Company considered the current Financial Accounting Standards Board guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that as the conversion price of the Senior Notes and the strike price of the warrants issued in connection therewith could fluctuate based on the occurrence of future offerings or events, such prices were not fixed amounts. As a result, the Company determined that the conversion features of the Senior Notes and the warrants issued in connection therewith are not considered indexed to the Company’s own stock and characterized the value of such notes and the warrants as derivative liabilities upon issuance.

The Company determined that the fair value of the conversion feature at issuance was $2,370,245, and that the fair value of the warrant liability at issuance was $1,172,103, based upon a weighted average Black-Sholes-Merton calculation. The Company recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which was being amortized over the life of the Senior Notes, as amended. As the aggregate fair value of these liabilities of $3,542,348 exceeded the aggregate value of the Senior Notes of $1,500,000 at issuance, the excess of the liability over the aggregate value of the Senior Notes of $2,042,348 was considered as a cost of the private placement in fiscal 2010.

On July 6, 2011, the Company entered into the First Amendment and Exchange Agreement with each of W-Net, Europa and MKM pursuant to which the Purchasers agreed to exchange the Senior Notes for amended 2.5% Senior Secured Convertible Notes (the “Amended Notes”).  The Amended Notes had the same terms as the Senior Notes (as described above), except that each Amended Note is convertible at any time into common stock at a per share conversion price of $0.29, subject to adjustment.

On June 15, 2012, the Company entered into the Second Amendment and Exchange Agreement with each of W-Net, Europa and MKM pursuant to which the Purchasers agreed to exchange the Amended Notes for further amended 2.5% Senior Secured Convertible Notes (the “Second Amended Notes”). The Second Amended Notes have the same terms as the Senior Notes and Amended Notes (as described above) except as follows: (i)  each Second Amended Note has an automatic conversion provision and removal of the applicable beneficial ownership limitations effective the later of 61 days following the Company’s notice to the Purchasers of its application to list or quote its securities on a national securities exchange or the date immediately prior to the  effective date of the Company’s listing or quotation of its securities on the applicable exchange; (ii) the price-based anti-dilution provisions contained in the Senior Notes and Amended Notes have been removed; and (iii) under the Securities Purchase Agreement, as currently amended, if the Company  meets two specified operating benchmarks during the first twenty-six months after the closing of the first Senior Note purchase, an additional $1,500,000 in note purchases, substantially in the form of the Second Amended Notes (without warrants), can be requested by us from the Purchasers.  The determination of whether we have met the benchmarks is solely at the discretion of the Purchasers.  If the benchmarks are determined to have been achieved, then we can require the Purchasers to make the additional $1,500,000 of note purchases.  If such benchmarks are not attained in the 26-month period or we do not exercise the option to request the additional notes, then the Purchasers, in their discretion, during the next 10 days may elect to purchase up to $1,500,000 of notes, substantially in the form of the Second Amended Notes (without warrants), having an initial conversion price which is 100% of the conversion price in the Second Amended Notes.  In addition, the 1,908,798 warrants to purchase shares of the Company’s common stock issued in conjunction with Senior Notes were also amended to remove the reset provision in the warrants' exercise price.  All other existing terms of the original warrant grant did not change.

The Company accounted for the amendment as a “modification” of the existing notes and warrants pursuant to current accounting guidelines.  As a result, the Company determined the fair value of the notes’ conversion feature at the date of the modification to be $1,711,935.  The Company determined that the fair value of the warrants at the date of the modification to be $1,142,248, using a Black-Scholes-Merton option pricing model with the following assumptions: stock price of $0.85; exercise price of $0.39; term of 1.91 years; interest rate of 0.29%; dividend rate of 0%; and volatility of 111%.  The aggregate value of conversion feature and the warrants of $2,854,183 at the date of the modification was considered as a cost of modification in order to induce the note holders to amend their notes. This amount was offset to the gain of $3,472,549 resulting from the extinguishment of the derivative liabilities (see Note 5) resulting in a net gain from modification of the notes and warrants of $618,366 during the six months ended June 30, 2012.

During the period ended June 30, 2012, the Company amortized $139,681 of note discount that existed as of December 31, 2011 to interest expense up until the date of modification.  The Company recognized as additional interest expense the remaining unamortized note discount of $420,015 that remained at the date of modification.

From issuance through June 30, 2012, the Purchasers exercised their option to convert a portion of the Senior Notes into our common stock.  During the year ended December 31, 2010, principal in the amount of $98,049 and accrued interest in the amount of $965 was converted at a per share price of approximately $0.39 into 249,488 and 2,456 shares, respectively, of our common stock.  During the year ended December 31, 2011, principal on the amount of $446,600 was converted at a per share price of $0.29 into 1,540,000 shares of our common stock.  In addition, the Company also issued 45,164 shares of our common stock with a market value of $27,098 to settle $13,098 of accrued interest relating to these notes.  The issuance of these common shares resulted in an additional charge of $14,000 that has been reflected as a financing cost in the 2011 statement of operations.  During the period ended June 30, 2012, principal on the amount of $68,813 was converted at a per share price of $0.29 into 237,287 shares of our common stock.  In addition, the Company also issued 12,713 shares of our common stock with a market value of $6,992 to settle $3,687 of accrued interest relating to these notes.  The issuance of these common shares resulted in an additional charge of $3,305 that has been reflected as an additional expense in the accompanying statement of operations.  The aggregate balance of the Second Amended Notes outstanding as of June 30, 2012 amounted to $886,538.

5.            DERIVATIVE LIABILITY

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

We evaluated whether convertible debt and warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective convertible debt and warrant agreements.  We determined that the notes and the warrants issued to W-Net, Europa and MKM in May 2010 contained such provisions and recorded such instruments as derivative liabilities upon issuance.  On June 15, 2012, the Company entered into an amendment to the notes and warrants that eliminated the anti-dilution provisions that allowed for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current conversion or exercise price (see Note 4).  This amendment resulted in the extinguishment of the derivative liabilities at that date. Derivative liabilities were valued using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions:

	June 15, 2012 (Note & Warrant Amendment Date)	December 31, 2011
	(Unaudited)
Conversion feature :
Risk-free interest rate	0.29%	0.25%
Expected volatility	111%	134%
Expected life (in years)	1.87	2.37
Expected dividend yield	0.00%	0.00%

Warrants :
Risk-free interest rate	0.29%	0.25%
Expected volatility	111%	134%
Expected weighted average life (in years)	1.87	2.37
Expected dividend yield	0.00%	0.00%

Fair Value :
Conversion feature	$2,295,881	$4,104,613
Warrants	1,176,668	2,106,408
	$3,472,549	$6,211,021

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

The Company determined the fair value of the derivative liabilities to be $3,472,549 on June 15, 2012, the date of the modification of the Senior Notes. For the six months ended June 30, 2012, the Company recorded a gain for the change in fair value of derivative liabilities of $2,640,497 in the accompanying statement of operations.

Upon completion of the amendment to the Senior Notes and warrants, the Company recorded a gain on extinguishment of derivative liabilities of $3,472,549 ($2,295,881 for the Senior Notes and $1,176,668 for the warrants). For financial statement reporting purposes, at June 30, 2012, the gain on extinguishment of $3,472,549 was offset against the cost of the modification of $2,854,183 (see Note 4), resulting in net gain on the modification of the Senior Notes and warrants of $618,366.

6.            STOCKHOLDERS’ DEFICIENCY

Common Stock

On June 19, 2012 we issued 30,061 shares of our common stock valued at $0.79 per share, or $23,748, to satisfy accounts payable to a service provider in the amount of $19,268.  A loss on settlement of payables of $4,280 was recorded as an additional expense in the accompanying statement of operations.  The shares issued were valued at the trading price at the date of the agreement.

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

Stock Options

The Company has a stockholder-approved stock incentive plan for employees under which it has granted stock options.  In May 2010, the Company established the 2010 Stock Incentive Plan (the “2010 Plan”), which provides for the granting of awards to officers, directors, employees and consultants to purchase or acquire up to 4,362,964 shares of the Company’s common stock.  The awards have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors and are issued at an exercise price determined by the Board of Directors.  Options issued under the 2010 Plan will have an exercise price equal to or greater than the fair market value of a share of the Company’s common stock at the date of grant.  The 2010 Plan expires on May 20, 2020 as to any further granting of options.  In the three months ended June 30, 2012 there were no options to purchase shares of the Company’s common stock granted under the 2010 Plan.  There were options outstanding to purchase a total of 4,556,998 shares granted under the 2010 Plan as well as outside the 2010 Plan as of June 30, 2012.  There were 405,464 shares reserved for future grants under the 2010 Plan as of June 30, 2012.

A summary of the status of the Company’s stock options as of June 30, 2012 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,519,498	$1.129	6.16	1,140,059
Granted	50,000	$1.300	6.75	--
Exercised	--	--	--	--
Cancelled	(12,500)	1.110	-
Outstanding at June 30, 2012	4,556,998	$0.991	5.674	$178,279
Exercisable at June 30, 2012	1,477,408	$0..922	5.178	$295,080
Weighted-average fair value of options granted during the three month period ended June 30, 2012	$1.30

During the three and six months ended June 30, 2012, the Company recognized $221,675 and $432,569 of compensation costs related to the vesting of these options. As of June 30, 2012, the total compensation cost related to nonvested option awards not yet recognized is $2,113,388.  The weighted average period over which it is expected to be recognized is approximately 3.25 years.

During the three and six months ended June 30, 2012, the Company repriced a total of 1,500,000 options granted to a consultant to the Company during 2011 in accordance with an amended consulting agreement.  The option grants, originally priced at $0.95 and $1.49 per share, for 150,000 and 1,350,000, respectively, were repriced to an exercise price of $1.01 per share and vest upon achievement of certain development milestones.  The closing stock price on the date of the repricing was $0.79.  The Company is valuing the vested options at each reporting date in accordance with current accounting guidance which require option awards issued to non-employees be based upon the current market price as the services are performed using an option pricing model.  For the six months ending June 30, 2012, the Company has recognized a total of $157,582 in compensation costs pursuant to the achievement of the milestones.

To compute compensation expense, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes-Merton option pricing model for employees, and calculated the fair value of each option award at the end of the period for non-employees.  The Company based the expected volatility assumption on a volatility index of peer companies as the Company did not have sufficient historical market information to estimate the volatility of its own stock.  The expected term of options granted represents the period of time that options are expected to be outstanding.  The Company estimated the expected term of stock options by using the simplified method. The expected forfeiture rates are based on the historical employee forfeiture experiences.  To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards.  The Company has not declared a dividend on its common stock since its inception and has no intentions of declaring a dividend in the foreseeable future and therefore used a dividend yield of zero.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges in the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,				Six months ended June 30,
	2012			2011	2012	2011

Expected volatility	111	-	112%	138%	123%	138%
Dividend yield		--		--	--	--
Expected term (in years)	1.75	-	5.92	6.25	4.25	6.25
Risk-free interest rate	0.42	-	1.43%	2.19%	0.90%	2.19%

Warrants

As of June 30, 2012 there are warrants to purchase 6,249,720 shares of our common stock outstanding with expiration dates ranging from February 2013 through December 2015 and exercise prices ranging from $0.22 to $1.64.  Warrants to purchase 140,000 shares of the company’s common stock were issued on May 12, 2012 in conjunction with the Securities Purchase Agreement for the 12% Convertible Notes (See Note 3).  A summary of the status of our warrants as of June 30, 2012 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	6,249,720	$0.377	2.665	5,836,989
Granted	140,000	$$0.690	6.5	--
Exercised	--	--	--	--
Cancelled	--	--	--	--
Outstanding at June 30, 2012	6,389,720	$0.384	2.235	$2,579,891
Exercisable at June 30, 2012	6,389,720	$0.384	2.235	$2,579,891

7.             COMMITTMENTS

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

Research Agreement

We have a research agreement signed in 2010 with the cardiology research department of a major hospital institution in Southern California to carry out our second round of pre-clinical research.  The agreement calls for payment of all research and clinical costs relating to the study of dosage and efficacy of bile salts on the atherosclerotic plaque in a non-human model.  The total potential cost of the project is $312,583, to be paid in installments over the length of the study and associated manuscript based on the study data.  To date, $210,000 has been paid based on the achievement benchmarks under the agreement. Research and Development costs on the accompanying statement of operations for the six-month period ending June 30, 2012 includes $35,000 relating to this agreement.

Formulation Development Agreement

We have a development agreement with a Pennsylvania-based Clinical Research Organization (‘CRO”) specializing in formulation and manufacturing of clinical research grade pharmaceutical products.  The agreement calls for the CRO to use our API to formulate and manufacture Phase 1 and 2 clinical trial pharmaceutical products.  The total expected cost of the project is $375,000, to be paid in progress installments over the length of the development and compounding process.  The process is ongoing and to date, $31,587 has been paid on progress payments under the agreement. Research and Development costs on the accompanying statement of operations for the six-month period ending June 30, 2012 includes $64,822 relating to this agreement.

Facility Lease Agreement

In June 2012, we entered into a 69 month lease agreement on existing and expansion office space, with an expected commencement date in August 2012.  The total occupancy will encompass 1,930 square feet upon completion of currently ongoing renovation of the expansion area.  Monthly rent shall start at $3,570 per month and annual escalators will increase the rent to $4,053 per month in the final year of the lease.  This office space will continue to be the administrative and corporate headquarters.

8.            RELATED PARTY TRANSACTIONS

Accounts payable includes $55,000 and $17,325 as of June 30, 2012 and December 31, 2012, respectively, that are payable to officers and directors of the Company.

9.            SUBSEQUENT EVENTS

On July 23, 2012, the Purchasers of the Second Amended Notes notified the Company of their intent to put $1,500,000 of additional notes in accordance with their rights under the Securities Purchase Agreement (See Note 4).  Such additional notes will have the same terms and conditions as the Second Amended Notes but will not include warrants.  The Purchasers have 40 days from the date of notification to complete their purchase.

On August 13, 2012, the Company modified the terms of the Purchaser’s put right to provide for funding of the additional note purchases as follows: $500,000  within 40 days of notification; $500,000 within 70 days of notification; and $500,000 within 100 days of notification.  All other terms and conditions remain unchanged.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three and six months ended June 30, 2012 and 2011.  The discussion and analysis that follows should be read together with the condensed consolidated financial statements and the notes to the financial statements included elsewhere in this report.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.  Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in the section of our annual report on Form 10-K captioned “Risk Factors.”

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

Results of Operations

Three-month Period ended June 30, 2012 vs. 2011

	Quarters ended June 30,		Increase
	2012	2011	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$-	$-	$-
Other research and development expenses	214,266	95,112	119,154
Total research and development expenses	214,266	95,112	119,154
General and administrative:
Share-based compensation	210,894	180,049	30,845
Other general and administrative expenses	322,044	256,157	65,887
Total general and administrative expenses	532,938	436,206	96,732
Interest expense	(542,575)	(97,273)	(445,302)
Gain on modification of senior notes and warrants	618,366	--	618,366
Gain on conversion of debt	97,975	--	97,975
Change in fair value of derivative liabilities	913,223	182,441	730,782
Other income (expense)	(628)	(1,534)	906
Total other income (expense)	1,086,361	83,634	1,002,727
Net income (loss)	$339,157	$(447,684)	$786,841

Three months ended June 30, 2012 Compared to the three months ended June 30, 2011

During the three month periods ended June 30, 2012 and 2011, we did not recognize any revenues.  We are considered a development stage company and do not expect to have revenues relating to our products in the foreseeable future, if at all.

For the quarters ended June 30, 2012 and 2011, research and development expenses increased to $214,266 from $95,112.  This increase is primarily the result of expenses associated with the compound development and production of our first clinical grade active pharmaceutical ingredient for Phase 1 and 2 clinical trials.  This cost was partially offset by reduced pre-clinical study expenses in the current quarter when compared to the same period in the prior year due to the completion of the laboratory phase of those trials during 2011.

General and administrative costs increased to $532,938 in the second quarter of 2012 compared to $436,206 for the quarter ended June 30, 2011, or an increase of $96,732.  The increase in costs incurred in 2012 is due to the costs associated with consultants, investor relations and other costs associated with our public-company status as well as the cost of stock based compensation expense of $210,894 for our officers and directors, when compared to the same period of 2011.

For the quarter ended June 30, 2012 interest expense was $542,575 compared to $97,273 in the quarter ended June 30, 2011.  This change is due to recognition of the remaining unamortized discount on the Senior Convertible Notes and the increased interest expense on the 12% Bridge Notes (“Bridge Notes”) outstanding for a part of the current quarter.

For the quarter ended June 30, 2012 gain on modifications of Senior Notes and warrants increased to $618,366 with no comparable amount in the prior year.  A gain of $3,472,549 is a result of the elimination of derivative liabilities associated with removal of anti-dilution clauses of the Senior Notes and warrants, which no longer have a derivative treatment for financial statement purposes.  The amount is reflective of the derivative liability valuation on the day immediately prior to the revision of the Senior Notes and warrants. Partially offsetting the gain is a loss from revaluation of the Senior Notes which resulted in an expense of $1,711,935 when calculating the value of the Senior Notes at current market value and an additional expense of $1,142,248 when revaluing the warrants using a Black-Scholes-Merton valuation model.  There is no comparable charge in the same period of the prior year.

Gain on conversion of debt increased to $97,975 in the quarter ended June 30, 2012 with no comparable amount in the same period of 2011.  This gain occurred upon the conversion into common stock of $68,813 of the Notes in May 2012.  There was no comparable conversion of Notes in the quarter ended June 30, 2011.

Change in fair value of derivative liabilities resulted in income of $913,223 in the three months ended June 30, 2012 compared to income of $182,441 for the three months ended June 30, 2011.  This change in fair value results from revaluation on the day prior to the issuance of the 2nd amendment of the Senior Notes and warrants on which our derivative liabilities are associated.

Net income for the quarter ended June 30, 2012 was $339,157 compared to a net loss of $447,684 for the quarter ended June 30, 2011 due to the gain generated from the transactions and resulting revaluations for our derivative liabilities which is only partially offset by payroll and stock based compensation for employees, officers and directors retained by the us as well as the costs associated with the development and formulation of clinical-grade active pharmaceutical ingredient.

Six-month Period ended June 30, 2012 vs. 2011

	Six months ended June 30,		Increase
	2012	2011	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$-	$-	$-
Other research and development expenses	375,571	183,375	192,196
Total research and development expenses	375,571	183,375	192,196
General and administrative:
Share-based compensation	625,719	297,706	328,013
Other general and administrative expenses	650,305	476,550	173,755
Total general and administrative expenses	1,276,024	774,256	501,768
Interest expense	(605,140)	(193,476)	(411,664)
Gain on modification of senior notes and warrants	618,366	--	618,366
Gain on conversion of debt	97,975	--	97,975
Change in fair value of derivative liabilities	2,640,497	7,403,871	(4,763,374)
Other income (expense)	(990)	(4,710)	3,720
Total other income (expense)	2,750,708	7,205,685	(4,454,977)
Net income (loss)	$1,099,113	$6,248,054	$(5,148,941)

Six months ended June 30, 2012 Compared to the six months ended June 30, 2011

During the six month periods ended June 30, 2012 and 2011, we did not recognize any revenues.  We are considered a development stage company and do not expect to have revenues relating to our products in the foreseeable future, if at all.

For the six months ended June 30, 2012 and 2011, research and development expenses increased to $375,571 from $183,375.  This increase is primarily the result of expenses associated with the development and production of our first clinical grade active pharmaceutical ingredient for preliminary toxicology testing and Phase 1 and 2 clinical trials.  This cost was partially offset by reduced pre-clinical study expenses in the six month period when compared to the same period in the prior year due to the completion of the laboratory phase of those trials during 2011.

General and administrative costs increased to $1,276,024 in the first six months of 2012 compared to $774,256 for the six months ended June 30, 2011, or an increase of $501,768.  The increase in costs incurred in 2012 is due to the costs associated with consultants, investor relations and other costs associated with our public-company status as well as the cost of stock based compensation expense of $625,719 for our officers, directors and consultants, when compared to the same period of 2011.

For the period ended June 30, 2012 interest expense was $605,140 compared to $193,476 in the period ended June 30, 2011.  This change is due to recognition of the remaining unamortized discount on the Senior Convertible Notes and the 12% Convertible Notes issued by the Company on May 15, 2012.

For the six months ended June 30, 2012, gain on modifications of notes and warrants increased to $618,366 with no comparable amount in the prior year as a result of the amendment of the terms and conditions of the Senior Notes and associated warrants, which removed the anti-dilution clauses from both securities and resulted in a gain of $3,472,549 from elimination of the derivative liability as of the date of the reissuance.  This was partially offset by the expense of $1,711,935 when calculating the value of the Senior Notes at current market value and an additional expense of $1,142,248 when valuing the warrants using a Black Scholes Merton valuation model.  There is no comparable charge in the six months ended June 30, 2011.

Gain on conversion of debt increased to $97,975 in the six months ended June 30, 2012 with no comparable amount in the same period of 2011.  This gain occurred upon the conversion into common stock of $68,813 of the Notes in May 2012.  There was no comparable conversion of Notes in the six months ended June 30, 2011.

Change in fair value of derivative liabilities resulted in income of $2,640,497 in the six months ended June 30, 2012 compared to income of $7,403,871 for the six months ended June 30, 2011.  This change in fair value results from revaluing our derivative liabilities associated with the outstanding balance of convertible notes and warrants issued in 2010 and elimination of the derivative liabilities due to the amendment of the Senior Notes and warrants to remove the anti-dilution provisions contained in each.

Net income for the six month period ended June 30, 2012 was $1,099,113 compared to net income of $6,248,054 for the six month period ended June 30, 2011 due to the income generated from the re-valuing our derivative liabilities which is only partially offset by payroll and stock based compensation for employees, officers and directors retained by the us as well as the costs associated with the development and formulation of clinical-grade active pharmaceutical ingredient and work on the Phase 1 and 2 clinical trial material.

Liquidity and Capital Resources

We had a stockholders deficiency of $1,446,910 at June 30, 2012, and has incurred a deficit during the development stage of $10,480,398 primarily as a result of our losses from operations and the non-cash costs relating to the accounting of debt, derivative and warrant issuances.  These losses have been incurred through a combination of research and development activities as well as patent work related to our technology, expenses related to the merger and to public reporting obligations and the costs to supporting all of these activities.  We expect to continue to incur additional losses for at least the next twelve months and for the foreseeable future.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We have financed our operations since inception primarily through equity and debt financings.  During the six months ended June 30, 2012, we had a net decrease in cash and cash equivalents of $203,462.  This decrease resulted largely from net cash used in operating activities of $900,791, partially offset by $700,000 raised through the Bridge Notes issued in the current period.  Total liquid resources as of June 30, 2012 were $412,605 compared to $616,067 at December 31, 2011.

As of June 30, 2012, we had a working capital deficit of $589,470 compared to working capital of $418,811 at December 31, 2011, when excluding our derivative liability of $6,211,021 as of December 31, 2011.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development.  Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.  Through June 30, 2012, a significant portion of our financing has been through private placements of common stock and warrants and debt financing.  Unless our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through sources of capital similar to those previously described.  We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.  We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.

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

We have reported a net operating loss of $747,204 in the three months ended June 30, 2012, offset by non-cash income relating to derivative liabilities of $913,223, compared to a net operating loss of $531,318 for the three month periods ended June 30, 2011, offset by non-cash gains on valuation of derivative liabilities of $182,441.  We have reported a net operating loss of $1,651,595 in the six months ended June 30, 2012, offset by non-cash income relating to valuation of derivative liabilities of $2,750,708, compared to a net operating loss of $957,631 in the six months ended June 30, 2011, offset by non-cash gains on valuation of derivative liabilities of $7,403,871.  The net loss attributable to common shares from date of inception, December 13, 2006 to June 30, 2012, amounts to $10,480,398.  Management believes that we will continue to incur net losses through at least June 30, 2013.

During the period ended June 30, 2012, we amortized $139,681 of note discount to interest expense up until the date of modification.  We then recognized as interest expense the unamortized note discount of $420,015 that remained at the date of modification.

Upon completion of the amendment to the Senior Notes and warrants, the Company recorded a gain on extinguishment of derivative liabilities of $3,472,549 ($2,295,881 for the Senior Notes and $1,176,668 for the warrants). For financial statement reporting purposes at June 30, 2012, the gain on extinguishment of $3,472,549 was offset against the cost of the modification of $2,854,183 (see Note 4), resulting in net gain on the modification of the Senior Notes and warrants of $618,366.

From issuance through June 30, 2012, the Purchasers exercised their option to convert a portion of the Senior Notes into our common stock.  During the year ended December 31, 2010, principal in the amount of $98,049 and accrued interest in the amount of $965 was converted at a per share price of approximately $0.39 into 249,488 and 2,456 shares, respectively, of our common stock.  During the year ended December 31, 2011, principal on the amount of $446,600 was converted at a per share price of $0.29 into 1,540,000 shares of our common stock.  In addition, we also issued 45,164 shares of our common stock with a market value of $27,098 to settle $13,098 of accrued interest relating to the Senior Notes.  The issuance of these common shares resulted in an additional charge of $14,000 that has been reflected as a financing cost in the 2011 statement of operations.  During the period ended June 30, 2012, principal on the amount of $68,813 was converted at a per share price of $0.29 into 237,287 shares of our common stock.  In addition, we also issued 12,713 shares of our common stock with a market value of $6,992 to settle $3,687 of accrued interest relating to these notes.  The issuance of these common shares resulted in an additional charge of $3,305 that has been reflected as an additional expense in financing cost in the current accompanying statement of operations.  The aggregate balance of the Senior Notes outstanding as of June 30, 2012 amounted to $886,538.

Short term 12% Convertible Notes Payable

On May 15, 2012, we entered into a Securities Purchase Agreement with ACT Capital Partners and Amir L. Ecker pursuant to which the purchasers, purchased from us (i) 12% Convertible Notes (“Bridge Notes”)for a cash purchase price of $700,000, and (ii) Common Stock Purchase Warrants pursuant to which the purchasers may purchase up to 140,000 shares of our common stock at an exercise price of $0.90 per share, subject to adjustment until September 30, 2012 for shares sold at a lower price in offering of more than $3,000,000.  We have no plans to consummate an offering of more than $3,000,000 in the next three months.  The Bridge Notes accrue 12% interest per annum with a maturity date of September 30, 2012.  No cash interest payments are required, except that accrued and unconverted interest would be due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest could be added to and included with the principal amount being converted.  If there was an uncured event of default (as defined in the Bridge Notes), the holder of each Bridge Note can declare the entire principal and accrued interest amount immediately due and payable.

Upon issuance of the Bridge Notes, we calculated the beneficial conversion interest factor of the warrants issued as part of the Bridge Notes with a calculated value of $58,387 recorded as a discount to the value of the Bridge Notes.  During the period ended June 30, 2012, we have recorded as interest expense amortization of $19,322 in the statement of operations for the period then ended.

Each Bridge Note is convertible at any time into common stock at a specified conversion price, which was approximately $0.90 per share, subject to adjustment until September 30, 2012 for shares sold at a lower price in offering of more than $3,000,000.  We have no plans to consummate an offering of more than $3,000,000 in the next three months.

The Bridge Notes may not be prepaid, or forced by us to be converted in connection with an acquisition of our company.  In connection with an acquisition of our company the Bridge Notes may be assigned or sold by the holders or converted into equivalent equity in any acquiring company.  The Bridge Notes are secured by a Subsidiary Guarantee and are subordinated to the Senior Notes to the amounts then outstanding under the Senior Notes.

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

No cash interest payments were required, except that accrued and unconverted interest would be due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest could be added to and included with the principal amount being converted.  Upon the occurrence of an event of default (as defined in the Senior Notes), the holder of each Senior Note could declare the entire principal and accrued interest amount immediately due and payable.  Default interest would accrue after an event of default at an annual rate of 12%.  Upon an acceleration of the Senior Notes, a mandatory default amount equal to 120% of the unpaid principal plus accrued interest under the Senior Notes could be payable.  The warrants issued in connection with the Senior Notes may be exercised on a cashless basis under which a portion of the shares subject to the exercise are not issued in payment of the purchase price, based on the then fair market value of the shares.

The Senior Notes may not be prepaid, or forced by us to be converted in connection with an acquisition of our company, except in a limited case more than a year after the Note issuance where the average of our stock trading price for 30 days on a national trading market other than the OTC Bulletin Board (“OTCBB”) is at least three times the conversion price, in which event, and subject to the satisfaction of certain other requirements, the Senior Note holders may elect to receive at least double the unpaid principal amounts in cash and other requirements are satisfied.  In such a limited case acquisition, there could also be a forced cashless exercise of the warrants issued in connection with the Senior Notes subject to similar requirements and optional cash payments to the  holders of such warrants of at least double the exercise prices of their warrants.

The Senior Notes greatly restrict the ability of our company and AtheroNova Operations to issue indebtedness or grant liens on our or its respective assets without the Senior Note holders’ consent.  They also limit and impose financial costs on our acquisition by any third party.

On May 13, 2010, we also entered into a Security Agreement and an Intellectual Property Security Agreement with the Purchasers and AtheroNova Operations, pursuant to which all of our obligations under the Senior Notes are secured by first priority security interests in all of our assets and the assets of AtheroNova Operations, including intellectual property.  Upon an event of default under the Senior Notes or such agreements, the Senior Note holders may be entitled to foreclose on any of such assets or exercise other rights available to a secured creditor under California and Delaware law.  In addition, under a Subsidiary Guarantee, AtheroNova Operations guaranteed all of our obligations under the Senior Notes.

The Senior Notes and warrants issued in connection therewith included an anti-dilution provision that allowed for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current conversion or exercise price. The Company considered the current Financial Accounting Standards Board guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that as the conversion price of the Senior Notes and the strike price of the warrants issued in connection therewith could fluctuate based on the occurrence of future offerings or events, such prices were not fixed amounts. As a result, the Company determined that the conversion features of the Senior Notes and the warrants issued in connection therewith are not considered indexed to the Company’s own stock and characterized the value of the Senior Notes and the associated warrants as derivative liabilities upon issuance.

We determined that the fair value of the conversion feature at issuance was $2,370,245, and that the fair value of the warrant liability at issuance was $1,172,103, based upon a weighted average Black-Sholes-Merton calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Senior Notes. As the aggregate fair value of these liabilities of $3,542,348 exceeded the aggregate value of the Senior Notes of $1,500,000 at issuance, the excess of the liability over the aggregate value of the Senior Notes of $2,042,348 was considered as a cost of the private placement in fiscal 2010.

On July 6, 2011, we entered into the First Amendment and Exchange Agreement with each of W-Net, Europa and MKM pursuant to which the Purchasers agreed to exchange the Senior Notes for the amended 2.5% Senior Secured Convertible Notes (the "Amended Notes”).  The Amended Notes had the same terms as the Senior Notes (as described above), except that each Amended Note is convertible at any time into common stock at a per share conversion price of $0.29, subject to adjustment.

On June 15, 2012, the Company entered into the Second Amendment and Exchange Agreement with each W-Net, Europa and MKM pursuant to which the Purchasers agreed to exchange the Amended Notes for further amended 2.5% Senior Secured Convertible Notes (the “Second Amended Notes”). The Second Amended Notes have the same terms as the Senior Notes and Amended Notes (as described above) except as follows: (i) each Second Amended Note has an automatic conversion provision and removal of the applicable beneficial ownership limitations effective the later of 61 days following the Company’s notice to the Purchasers of its application to list or quote its securities on a national securities exchange or the date immediately prior to the  effective date of the Company’s listing or quotation of its securities on the applicable exchange; (ii)  the price-based anti-dilution provisions contained in the Senior Notes and Amended Notes have been removed; and (iii) under the Securities Purchase Agreement, as currently amended, if we meet two specified operating benchmarks during the first twenty-six months after the closing of the first Senior Note purchase, an additional $1,500,000 in note purchases, substantially in the form of the Second Amended Notes (without warrants), can be requested by us from the Purchasers.  The determination of whether we have met the benchmarks is solely at the discretion of the Purchasers.  If the benchmarks are determined to have been achieved, then we can require the Purchasers to make the additional $1,500,000 of note purchases.  If such benchmarks are not attained in the 26-month period or we do not exercise the option to request the additional notes, then the Purchasers, in their discretion, during the next 10 days may elect to purchase up to $1,500,000 of notes, substantially in the form of the Second Amended Notes (without warrants), having an initial conversion price which is 100% of the conversion price in the Second Amended Notes.  In addition, the 1,908,798 warrants to purchase  shares of our common stock issued in conjunction with Senior Notes were also amended to remove the reset provision in the warrants’ exercise price.  All other existing terms of the original warrant grant did not change.

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

Research and Development Projects

We have a research agreement signed in 2010 with the cardiology research department of a major hospital institution in Southern California to carry out our second round of pre-clinical research.  The agreement calls for payment of all research and clinical costs relating to the study of dosage and efficacy of bile salts on the atherosclerotic plaque in a non-human model.  The total potential cost of the project is $312,583, to be paid in installments over the length of the study and associated manuscript based on the study data.  To date, $210,000 has been paid based on the achievement benchmarks under the agreement.

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

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control

During the quarter ended June 30, 2012, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

On June 19, 2012 we issued 30,061 shares of our common stock valued at $23,748, or $0.79 per share based on the closing sale price of our common stock on the date of issuance (as quoted on the OTCQB), on satisfaction of accounts payable due to a service provider.

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

10.1
Securities Purchase Agreement dated May 14, 2012, among the Registrant, ACT Capital Partners, L.P. and Amir L. Ecker.  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 0-52315) filed with the Securities and Exchange Commission on May 29, 2012.

10.2	Form of 12% Convertible Note. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 0-52315) filed with the Securities and Exchange Commission on May 29, 2012.

10.3	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 0-52315) filed with the Securities and Exchange Commission on May 29, 2012.

10.4
Subsidiary Guarantee dated May 14, 2012, made by AtheroNova Operations, Inc. in favor of ACT Capital Partners, L.P. and Amir L. Ecker.  Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 0-52315) filed with the Securities and Exchange Commission on May 29, 2012.

10.5
Form of Amendment and Exchange Agreement dated June 15, 2012.  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 0-52315) filed with the Securities and Exchange Commission on June 20, 2012.

10.6
Form of Second Amended and Restated 2.5% Senior Secured Convertible Note.  Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 0-52315) filed with the Securities and Exchange Commission on June 20, 2012.

10.7
Form of Amended and Restated Common Stock Purchase Warrant.  Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 0-52315) filed with the Securities and Exchange Commission on June 20, 2012.

10.8
Office Lease dated June 15, 2012, between the Registrant and TR Dupont Centre LLC.  Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 0-52315) filed with the Securities and Exchange Commission on June 20, 2012.

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

ATHERONOVA INC.

Date: August 13, 2012	By:	/s/ Mark Selawski
Mark Selawski
Chief Financial Officer (Principal financial and accounting officer)