Form 10-Q
period 2012-09-30
AtheroNova Inc.
filed 2012-11-13
CIK 1377053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

As of November 5, 2012 there were 35,195,056 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	3

	Condensed Consolidated Statements of Operations (Unaudited) for the three and nine month periods ended September 30, 2012 and 2011, and for the period from December 13, 2006 (Inception) through September 30, 2012	4

	Condensed Consolidated Statements of Stockholders’ Deficiency (Unaudited) for the period from December 31, 2011 through September 30, 2012	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine month periods ended September 30, 2012 and 2011, and for the period from December 13, 2006 (Inception) through September 30, 2012	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	31

Item 4.	Controls and Procedures	31

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6.	Exhibits	33

Part I – Financial Information
Item 1. Financial Statements

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current Assets
Cash	$386,787	$616,067
Other Current Assets	22,646	12,909
Total Current Assets	409,433	628,976
Equipment, net	6,155	4,000
Deposits and other assets	23,777	--
Total Assets	$439,365	$632,976
Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued expenses	$244,695	$170,449
Short term convertible notes payable	700,000	--
Interest payable	76,397	39,716
Derivative Liability	--	6,211,021
Total Current Liabilities	1,021,092	6,421,186

2.5% Senior secured convertible notes, net of discount	718,087	395,655

Stockholders’ Deficiency:
Preferred stock $0.0001 par value, 10,000,000 shares authorized, none outstanding at September 30, 2012 and December 31, 2011	--	--
Common stock $0.0001 par value, 100,000,000 shares authorized, 29,345,056 and 28,390,260 outstanding at September 30, 2012 and December 31, 2011, respectively	2,923	2,828
Additional paid in capital	9,914,818	5,392,818
Deficit accumulated during the development stage	(11,217,555)	(11,579,511)
Total stockholders’ deficiency	(1,299,814)	(6,183,865)
Total Liabilities and Stockholders’ Deficiency	$439,365	$632,976

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
For the three and nine month periods ended September 30, 2012 and 2011,
And for the period from December 13, 2006 (Inception) through September 30, 2012

	Three months ended September 30,		Nine months ended September 30,		Cumulative From
	2012	2011	2012	2011	Inception

Revenue, net	$--	$--	$--	$--	$--

Operating expenses:
Research and development	184,868	88,270	560,439	271,645	1,433,514
General and administrative expenses	474,131	797,078	1,750,155	1,571,334	5,831,517
Impairment charge-intellectual property	--	--	--	--	572,868
Total operating expenses	658,999	885,348	2,310,594	1,842,979	7,837,899

Loss from operations	(658,999)	(885,348)	(2,310,594)	(1,842,979)	(7,837,899)

Other income (expenses):
Other income (expense)	134	36	509	165	4,059
Merger-related expenses	--	--	--	--	(323,294)
Cancellation of related-party debt	--	--	--	--	100,000
Gain on modification of senior notes and warrants	--	--	618,366	--	618,366
Interest expense	(78,292)	(401,446)	(683,432)	(594,922)	(1,691,515)
Private placement costs	--	--	--	--	(2,148,307)
Gain on conversion of debt	--	811,393	97,975	811,393	909,368
Change in fair value of derivative liabilities	--	(3,469,451)	2,640,497	3,934,420	(839,569)

Net income (loss) before income taxes	(737,157)	(3,944,816)	363,321	2,308,077	(11,208,791)

Provision for income taxes	--	--	1,365	4,840	8,764
Net income (loss)	$(737,157)	$(3,944,816)	$361,956	$2,303,237	$(11,217,555)

Basic income (loss) per share	$(0.03)	$(0.15)	$0.01	$0.09
Diluted income (loss) per share	$(0.03)	$(0.15)	$0.01	$0.08

Basic weighted average shares outstanding	28,935,233	26,503,747	28,663,035	24,729,573
Diluted weighted average shares outstanding	28,935,233	26,503,747	31,331,702	27,665,915

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Deficiency
For the period from December 31, 2011 through September 30, 2012 (unaudited)

Description	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Deficiency
Balance – December 31, 2011	28,390,260	$2,828	$5,392,818	$(11,579,511)	$(6,183,865)
Fair value of vested options	--	--	626,695	--	626,695
Common stock issued upon conversion of notes payable	864,735	86	265,846	--	265,932
Fair value of warrants issued with short term convertible notes	--	--	58,387	--	58,387
Fair value of conversion feature of senior convertible notes	--	--	2,211,935	--	2,211,935
Fair value of warrants upon modification	--	--	1,142,248	--	1,142,248
Fair value of common stock issued to settle accounts payable	30,061	3	23,745	--	23,748
Fair value of shares transferred to employees and vendors by controlling stockholder	--	--	123,050	--	123,050
Fair value of common stock issued for services	60,000	6	70,094	--	70,100
Net income	--	--	--	361,956	361,956
Balance – September 30, 2012	29,345,056	$2,923	$9,914,818	$(11,217,555)	$(1,299,814)

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
For the nine month periods ended September 30, 2012 and 2011,
And for the period from December 13, 2006 (Inception) through September 30, 2012

	Nine months ended September 30,		Cumulative From Inception
	2012	2011
Operating Activities:
Net income (loss)	$361,956	$2,303,237	$(11,217,555)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on settlement of payables and accrued interest	19,439	36,113	73,816
Amortization of debt discounts	618,083	570,808	1,558,387
Depreciation	2,145	1,882	6,251
Stock based compensation	819,845	791,111	2,850,831
Impairment charge-intellectual property	--	--	572,867
Cost of private placement	--	--	2,148,307
Gain on conversion of debt	(97,975)	(811,393)	(909,368)
Gain on modification of senior notes and warrants	(618,366)	--	(618,366)
Change in fair value of derivative liabilities	(2,640,497)	(3,934,420)	839,569
Cancellation of debt	--	--	(100,000)
Changes in operating assets and liabilities:
Other current assets	(33,514)	(100)	(46,423)
Accounts payable and accrued expenses	143,904	167,649	499,789
Net cash used in operating activities	(1,424,980)	(875,113)	(4,341,895)
Investing Activities
Purchase of equipment	(4,300)	(1,037)	(12,406)
Investment in intellectual property	--	--	(372,867)
Cash received from reverse merger	--	--	1,281
Net cash used in investing activities	(4,300)	(1,037)	(383,992)
Financing Activities
Proceeds from issuance of common stock	--	1,385,131	2,517,668
Proceeds from convertible notes-short term	700,000	--	700,000
Proceeds from sale of 2.5% senior secured convertible notes, net	500,000	--	1,895,006
Net cash provided by financing activities	1,200,000	1,385,131	5,112,674
Net change in cash	(229,280)	508,981	386,787
Cash - beginning balance	616,067	177,802	--
Cash - ending balance	$386,787	$686,783	$386,787
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,365	$4,840	$8,764
Supplemental disclosure of non-cash investing and financing transactions:
Stockholder notes issued in exchange for intellectual property	$--	$--	$200,000
Conversion of convertible notes payable to common stock	$265,932	$473,707	$838,653
Derivative liability created on issuance of convertible notes and warrants	$--	$--	$1,500,000
Reclass of accounts payable to related party notes	$--	$--	$100,000
Common stock issued to settle accounts payable	$23,748	$12,500	$92,468
Discount on short term notes payable	$58,387	$--	$58,387
Beneficial conversion feature associated with issued senior convertible notes	$500,000	$--	$500,000

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended September 30, 2012 and 2011
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

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has a stockholders deficiency of $1,299,814 at September 30, 2012, and has incurred recurring cash losses from operations since inception.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management is currently in the process of exploring private placements of securities by the Company to accredited investors, funds and institutional investors.  The Company placed $500,000 of additional Senior Notes to the holders of the original Senior Notes during September 2012 and an additional $664,998 was placed during October 2012.  Additionally, the first closing of a private placement of our common stock took place on October 1, 2012, raising net cash proceeds of approximately $1.6 million and a second and final closing took place on October 10, 2012, resulting in an additional $396,000 in net proceeds to the Company (see Note 9. Subsequent Events).  Management believes that current funds plus the recently concluded financing activities will be sufficient to fund operations through December 2013.  Significant additional capital will be needed to advance the Company’s research and development and clinical trials as well as providing general working capital.  There can be no assurances that sufficient subsequent funding, if any at all, will be raised by this or future offerings or that the cost of such funding will be reasonable.

In light of the foregoing, management will continue to seek funding through short-term and long-term loans, grants and other such funds available from private and public sources established to further research in health care and advancement of science.  Management continues to meet with representatives of private and public sources of funding to continue the ongoing process of capital development sufficient enough to cover negative cash flows expected in future periods and will continue to do so in the coming months.

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

A reconciliation of basic and diluted shares for the three months ended September 30, 2012 and 2011 follows:

	September 30, 2012	September 30, 2011

Average common shares outstanding-basic	28,935,233	26,503,747
Effect of dilutive securities-
Warrants	--	--
Employee and director stock options	--	--

Average diluted shares	$28,935,233	$26,503,747

There were no adjustments to net loss required for purposes of computing diluted earnings per share.

A reconciliation of basic and diluted shares for the nine months ended September 30, 2012 and 2011 follows:

	September 30, 2012	September 30, 2011

Average common shares outstanding-basic	28,663,035	24,729,573
Effect of dilutive securities-
Warrants	2,405,125	2,677,985
Employee and director stock options	263,542	258,357

Average diluted shares	$31,331,702	$27,665,915

There were no adjustments to net income required for purposes of computing diluted earnings per share.

Warrants, options and other potentially dilutive securities that are antidilutive and have been excluded from the dilutive calculations when their exercise or conversion price exceeds the average stock market price during the period or the effect would be anti-dilutive when applied to a net loss during the period(s) presented.  The following table sets forth the shares excluded from the diluted calculation for the three month periods presented as follows:

	September 30, 2012	September 30, 2011

Senior secured Convertible notes	4,200,299	3,626,409
Convertible notes-short term	1,400,000	--
Warrants	3,984,595	6,058,198
Employee and director stock options	4,293,456	3,024,498

Total potentially dilutive shares	$13,878,350	$12,709,105

Such securities could potentially dilute earnings per share in the future.

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

On June 15, 2012, the Company entered into the Second Amendment of its Senior Secured Notes Payable in which, among other things, it modified the Senior Notes and associated warrants to remove reset provisions (See Note 4).  Due to this modification the conversion features and the warrants related to this debt are no longer  considered derivative instruments.

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

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability at September 30, 2012	$--	$--	$--	$--

Fair value of Derivative Liability at December 31, 2011	$--	$--	$6,211,021	$6,211,021

At September 30, 2012 and December 31, 2011, the fair values of cash and cash equivalents, and accounts payable approximate their carrying values.

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

3.             SHORT TERM 12 % CONVERTIBLE NOTES PAYABLE

On May 15, 2012, we entered into a Securities Purchase Agreement with ACT Capital Partners and Amir L. Ecker pursuant to which the purchasers, purchased from us (i) 12% Convertible Notes (“Bridge Notes”) for a cash purchase price of $700,000, and (ii) Common Stock Purchase Warrants pursuant to which the purchasers of Bridge Notes may purchase up to 140,000 shares of our common stock at an exercise price of $0.90 per share, subject to adjustment until September 30, 2012 for shares sold at a lower price in an offering of more than $3,000,000.  The Company has no plans to consummate an offering of more than $3,000,000 in the next three months.  The Bridge Notes accrue 12% interest per annum with a maturity date of September 30, 2012.  On September 27, 2012 the maturity date of these Bridge Notes was extended to October 15, 2012.  All other terms and conditions remained unchanged.  No cash interest payments are required, except that accrued and unconverted interest would be due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest could be added to and included with the principal amount being converted.  Upon the occurrence of an  event of default (as defined in the Bridge Notes), the holder of each Bridge Note can declare the entire principal and accrued interest amount immediately due and payable.  As of September 30, 2012, $700,000 was due under these Note Agreements.

Upon issuance of the Bridge Notes, we calculated the fair value of the warrants to be $58,387 that was determined using a Black-Scholes-Merton option pricing model with the following assumptions: stock price of $0.55; exercise price of $0.90; term of 5.5 years; interest rate of 0.70%; dividend rate of 0%; and volatility of 113%.  The fair value of the warrants was recorded as a discount to the Bridge Notes, and will be amortized over the life of the Bridge Notes.   During the period ended September 30, 2012, we have recorded as interest expense amortization of $58,387 in the statement of operations for the period then ended.

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

In October 2012, the note holders agreed to convert principal balance of $685,000 to 1,370,000 shares of the Company's common stock or $0.50/share pursuant to the terms of the note agreement and the remaining $15,000 was paid in cash (see Note 9. Subsequent Events).

4.             2.5% SENIOR SECURED CONVERTIBLE NOTES PAYABLE

Senior secured convertible notes payable consist of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(Unaudited)

Convertible Notes Payable	$1,218,087	$955,351
Less valuation Discount	(500,000)	(559,696)

Convertible Notes Payable, net	$718,087	$395,655

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

The Company accounted for the amendment as a “modification” of the existing notes and warrants pursuant to current accounting guidelines.  As a result, the Company determined the fair value of the notes’ conversion feature at the date of the modification to be $1,711,935.  The Company determined that the fair value of the warrants at the date of the modification to be $1,142,248 using a Black-Scholes-Merton option pricing model with the following assumptions: stock price of $0.85; exercise price of $0.39; term of 1.91 years; interest rate of 0.29%; dividend rate of 0%; and volatility of 111%.  The aggregate value of conversion feature and the warrants of $2,854,183 at the date of the modification was considered as a cost of modification in order to induce the note holders to amend their notes. This amount was offset to the gain of $3,472,549 resulting from the extinguishment of the derivative liabilities (see Note 5) resulting in a net gain from modification of the notes and warrants of $618,366 during the nine months ended September 30, 2012.

During the period ended September 30, 2012, the Company amortized $139,681 of note discount that existed as of December 31, 2011 to interest expense up until the date of modification.  The Company recognized as additional interest expense the remaining unamortized note discount of $420,015 that remained at the date of modification.

On September 4, 2012, the Company issued $500,000 of new Senior Notes (“New Notes”) to two of the holders of the previously issued Notes.  These New Notes mature 4 years from the date of issuance, earn interest at 2.5% per annum and are secured by all assets of the Company.  These New Notes are convertible at any time into the Company’s common stock at $0.29 per share.  The Company determined based on the conversion feature versus the market value of the common shares that the notes contained a beneficial conversion feature of $500,000 which was considered as debt discount as of September 30, 2012  and will be amortized over the life of the notes.  Unlike the Original Notes, the New Notes do not have any warrants associated with the issuances.  An additional $1,000,000 of New Notes may be issued until October 31, 2012, of which $498,333 has been issued on October 1, 2012 (See Note 9. Subsequent Events).

From issuance through September 30, 2012, the Purchasers exercised their option to convert a portion of the Senior Notes into our common stock.  During the year ended December 31, 2010, principal in the amount of $98,049 and accrued interest in the amount of $965 was converted at a per share price of approximately $0.39 into 249,488 and 2,456 shares, respectively, of our common stock.  During the year ended December 31, 2011, principal on the amount of $446,600 was converted at a per share price of $0.29 into 1,540,000 shares of our common stock.  In addition, the Company also issued 45,164 shares of our common stock with a market value of $27,098 to settle $13,098 of accrued interest relating to these notes.  The issuance of these common shares resulted in an additional charge of $14,000 that has been reflected as a financing cost in the 2011 statement of operations.  During the period ended September 30, 2012, principal on the amount of $237,264 was converted at a per share price of $0.29 into 818,152 shares of our common stock.  In addition, the Company also issued 46,583 shares of our common stock with a market value of $28,668 to settle $13,509 of accrued interest relating to these notes.  The issuance of these common shares resulted in an additional charge of $15,159 that has been reflected as an additional expense in the accompanying statement of operations.  The aggregate balance of the Second Amended Notes outstanding as of September 30, 2012 amounted to $1,218,087.

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

We evaluated whether convertible debt and warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective convertible debt and warrant agreements.  We determined that the notes and the warrants issued to W-Net, Europa and MKM in May 2010 contained such provisions and recorded such instruments as derivative liabilities upon issuance.  On June 15, 2012, the Company entered into an amendment to the notes and warrants that eliminated the anti-dilution provisions that allowed for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current conversion or exercise price (see Note 4).  This amendment resulted in the extinguishment of the derivative liabilities at that date.  Derivative liabilities were valued at the date of the transaction using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, using the following assumptions:

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

The Company determined the fair value of the derivative liabilities to be $3,472,549 on June 15, 2012, the date of the modification of the Senior Notes.  For the nine months ended September 30, 2012, the Company recorded a gain for the change in fair value of derivative liabilities up to the date of extinguishment of $2,640,497 in the accompanying statement of operations.

Upon completion of the amendment to the Senior Notes and warrants, the Company recorded a gain on extinguishment of derivative liabilities of $3,472,549 which was offset against the cost of the modification of $2,854,183 (see Note 4), resulting in net gain on the modification of the Senior Notes and warrants of $618,366.

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

Stock Options

The Company has a stockholder-approved stock incentive plan for employees under which it has granted stock options.  In May 2010, the Company established the 2010 Stock Incentive Plan (the “2010 Plan”), which provides for the granting of awards to officers, directors, employees and consultants to purchase or acquire up to 4,362,964 shares of the Company’s common stock.  The awards have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors and are issued at an exercise price determined by the Board of Directors.  Options issued under the 2010 Plan will have an exercise price equal to or greater than the fair market value of a share of the Company’s common stock at the date of grant.  The 2010 Plan expires on May 20, 2020 as to any further granting of options.  In the nine months ended September 30, 2012, a total of 50,000 options to purchase shares of the Company’s common stock granted under the 2010 Plan.  There were options outstanding to purchase a total of 4,556,998 shares granted under the 2010 Plan as well as outside the 2010 Plan as of September 30, 2012.  There were 405,464 shares reserved for future grants under the 2010 Plan as of September 30, 2012.

A summary of the status of the Company’s stock options as of September 30, 2012 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,519,498	$1.129	6.16	1,140,059
Granted	50,000	$1.300	6.75	--
Exercised	--	--	--	--
Cancelled	(12,500)	1.110	-
Outstanding at September 30, 2012	4,556,998	$0.991	5.421	$328,050
Exercisable at September 30, 2012	1,681,127	$0.925	4.931	$218,702

During the three and nine months ended September 30, 2012, the Company recognized $194,126 and $626,695 of compensation costs related to the vesting of these options. As of September 30, 2012, the total compensation cost related to nonvested option awards not yet recognized is $1,991,847.  The weighted average period over which it is expected to be recognized is approximately 3.00 years.

In May 2011, the Company granted a consultant a total of 1,500,000 options to purchase shares of the Company’s common stock subject to achievement of certain development milestones.  The options have an average exercise price $1.22 per share, vest over forty eight months upon the achievement of the milestones and will expire in seven years from grant date.  In June 2012, the option grant was amended and the exercise price was set at $1.01 and the options became fully vested upon achievement of the milestones.  All other terms of the original grant remained the same.  The Company is valuing the vested options at each reporting date in accordance with current accounting guidance which require option awards issued to non-employees be based upon the current market price upon achievement or percentage of achievement of the development milestones using an option pricing model.  For the nine months ending September 30, 2012, the Company has recognized a total of $188,023 in compensation costs pursuant to the achievement of the milestones.

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

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges in the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,				Nine months ended September 30,
	2012			2011	2012			2011

Expected volatility	110	-	111%	138%	110	-	112%		138%
Dividend yield		--		--		--			--
Expected term (in years)	5.0	-	5.58	6.25	1.75	-	5.92	1.5	-	6.25
Risk-free interest rate		1.43%		2.19%	0.42	-	1.43%	1.41	-	2.19%

Warrants

As of September 30, 2012 there are warrants to purchase 6,389,720 shares of our common stock outstanding with expiration dates ranging from February 2013 through December 2015 and exercise prices ranging from $0.22 to $1.64.  Warrants to purchase 140,000 shares of the company’s common stock were issued on May 12, 2012 in conjunction with the Securities Purchase Agreement for the 12% Convertible Notes (See Note 3).  A summary of the status of our warrants as of September 30, 2012 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	6,249,720	$0.377	2.665	5,836,989
Granted	140,000	$$0.690	6.2	--
Exercised	--	--	--	--
Cancelled	--	--	--	--
Outstanding at September 30, 2012	6,389,720	$0.384	1.985	$2,951,274
Exercisable at September 30, 2012	6,389,720	$0.384	1.985	$2,951,274

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

Under the Securities Purchase Agreement, CardioNova will purchase up to 275,258 shares of our common stock for a cash purchase price of $0.97 per share.  This transaction will take place in two installments.  The first installment, which took place in December 2011, was for the issuance of 154,639 shares upon receipt of $150,000 as specified in the License Agreement.  The 2nd installment of 120,619 shares will occur upon delivery of the final clinical product to be used in the Phase 1 and 2 clinical trials, which is expected to occur in the 4th quarter of 2012.

Research Agreements

We have a research agreement signed in 2010 with the cardiology research department of a major hospital institution in Southern California to carry out our second round of pre-clinical research.  The agreement calls for payment of all research and clinical costs relating to the study of dosage and efficacy of bile salts on the atherosclerotic plaque in a non-human model.  The total potential cost of the project is $312,583, to be paid in installments over the length of the study and associated manuscript based on the study data.  To date, $240,000 has been paid based on the achievement benchmarks under the agreement. Research and Development costs on the accompanying statement of operations for the nine-month period ending September 30, 2012 include $65,000 relating to this agreement.

We have a research agreement signed in September 2012 with a major university in Southern California to conduct contract research in additional compounds covered under our patents pending.  This agreement calls for payment of all research costs relating to the study of dosage and efficacy of bile salts on the atherosclerotic plaque in a non-human model.  The total potential cost of the project is $193,326, to be paid in four installments over the estimated one year length of the study.  Pursuant to the terms of the agreement, the Company paid the first installment of $57,998 in October 2012.

Formulation Development Agreement

We have a development agreement with a Pennsylvania-based Clinical Research Organization (‘CRO”) specializing in formulation and manufacturing of clinical research grade pharmaceutical products.  The agreement calls for the CRO to use our API to formulate and manufacture Phase 1 and 2 clinical trial pharmaceutical products.  The total expected cost of the project is $375,000, to be paid in progress installments over the length of the development and compounding process.  The process is ongoing and to date, $119,453 has been paid on progress payments under the agreement which was recorded as part of Research and Development costs on the accompanying statement of operations for the nine-month period ending September 30, 2012.

Facility Lease Agreement

In June 2012, we entered into a 69 month lease agreement on existing and expansion office space, with a final amended commencement date of October 1, 2012.  The total occupancy encompasses 1,930 square feet upon completion of currently ongoing renovation of the expansion area.  Monthly rent shall start at $3,570 per month and annual escalators will increase the rent to $4,053 per month in the final year of the lease.  This office space will continue to be the administrative and corporate headquarters.

8.             RELATED PARTY TRANSACTIONS

Accounts payable includes $72,533 and $17,325 as of September 30, 2012 and December 31, 2012, respectively, that are payable to officers and directors of the Company.

9.             SUBSEQUENT EVENTS

On October 1, 2012, we entered into a Subscription Agreement with 31 accredited investors (the “Purchasers”) pursuant to which the Purchasers purchased from us an aggregate of 3,630,000 units at $0.50 per unit, resulting in gross proceeds to us of $1,815,000.   Each unit consisted of one share of our common stock and an immediately exercisable Common Stock Purchase Warrant to purchase one half of a share of our common stock, at an exercise price of $0.625 for a term of four years from the date of issuance.  We paid $187,600 and will issue 87,000 shares of our common stock with an estimated fair value of $66,120 to the placement agent in fees for the offering, and reimbursed the placement agents expenses in an aggregate amount of approximately $12,913.  As part of the Subscription Agreement, the Bridge note holders agreed to convert principal balance of $685,000 to 1,370,000 shares of the Company's common stock or $0.50/share pursuant to the terms of the note agreement and the remaining $15,000 was paid in cash. The Company determined that a beneficial conversion feature was created at the time of conversion of the Bridge notes and will recognize a total of $411,000 in modification expenses at the date of the note conversions.

Also, for the month of October 2012, we issued 2.5% Senior Secured Convertible Notes to each W-Net, Europa and MKM for gross proceeds of $664,998.  The Notes were issued pursuant to the Note Holders’ right to cause us to sell each Note Holder pro rata portion of an aggregate of $1,500,000 in Additional Notes. The Notes pay 2.5% interest per annum with a maturity of 4 years from the date of issuance, and are convertible into shares of our common stock at a per share price of $0.29.  No cash interest payments are required, except that accrued and unconverted interest shall be due on the maturity date an on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted.  The Company determined based on the conversion versus the market value of the common shares that the notes contained a beneficial conversion feature of $664,998 which was considered as debt discount and will be amortized over the life of the notes.

Also, on October 1, 2012, warrants issued to the holders of the 12% Convertible Notes issued on May 14, 2012, were amended to remove the reset provision of the warrant exercise price and repriced from a $0.90 per share purchase price to $0.575 per share purchase price based on the Subscription Agreements signed with the subscribers disclosed above.  All other terms and conditions of the Warrants remain unchanged.  The Company will recognize a total of $92,607 in modification expenses at the date of the warrant amendment.

On October 11, 2012, we entered into a Subscription Agreement with 4 accredited investors (the “Purchasers”) pursuant to which the Purchasers purchased from us an aggregate of 850,000 units at $0.50 per unit, resulting in gross proceeds to us of $425,000.  Each unit consisted of one share of our common stock and an immediately exercisable Common Stock Purchase Warrant to purchase one half of a share of our common stock, at an exercise price of $0.625 for a term of four years from the date of issuance.  We paid $34,000 and will issue 12,600 shares of our common stock with an estimated fair value of $9,576 to the placement agent in fees for the offering.

On October 17, 2012, the Superior Court of the State of California rendered its judgment and ordered us to pay approximately $31,000 in compensatory damages plus interest and court fees pursuant to a case filed by a former consultant for violation of certain contractual commitments in fiscal 2010.  We are currently reviewing the court’s decisions and whether to appeal.

 Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three and nine months ended September 30, 2012 and 2011.  The discussion and analysis that follows should be read together with the condensed consolidated financial statements and the notes to the financial statements included elsewhere in this report.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.  Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in the section of our annual report on Form 10-K captioned “Risk Factors.”

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

Results of Operations

Three-month Period ended September 30, 2012 vs. 2011

	Quarters ended September 30,		Increase
	2012	2011	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$-	$-	$-
Other research and development expenses	184,868	88,270	96,598
Total research and development expenses	184,868	88,270	96,598
General and administrative:
Share-based compensation	194,126	529,518	(335,392)
Other general and administrative expenses	280,005	267,560	12,445
Total general and administrative expenses	474,131	797,078	(322,947)
Interest expense	(78,292)	(401,446)	323,154
Gain on modification of senior notes and warrants	-	--
Gain on conversion of debt	-	811,393	(811,393)
Change in fair value of derivative liabilities	-	(3,469,451)	3,469,451
Other income (expense)	134	36	98
Total other income (expense)	(78,158)	(3,059,468)	2,981,310
Net income (loss)	$(737,157)	$(3,944,816)	$3,207,659

Three months ended September 30, 2012 Compared to the three months ended September 30, 2011

During the three month periods ended September 30, 2012 and 2011, we did not recognize any revenues.  We are considered a development stage company and do not expect to have revenues relating to our products in the foreseeable future, if at all.

For the quarters ended September 30, 2012 and 2011, research and development expenses increased to $184,868 from $88,270.  This increase is primarily the result of expenses associated with the continued compound development and production of clinical grade active pharmaceutical ingredient for Phase 1 and 2 clinical trials.  This cost was partially offset by reduced pre-clinical study expenses in the current quarter when compared to the same period in the prior year due to the completion of the laboratory phase of those trials during 2011.

General and administrative costs decreased to $474,131 in the third quarter of 2012 compared to $797,078 for the quarter ended September 30, 2011, or a decrease of $322,947.  The decrease in costs incurred in 2012 is due to the cost of stock based compensation expense decreasing to $194,126 for our officers, directors and consultants in 2012, when compared to stock compensation expense of $529,518 for the same period of 2011 with only a slight increase in the costs associated with consultants, investor relations and other operating costs.

For the quarter ended September 30, 2012 interest expense was $78,292 compared to $401,446 in the quarter ended September 30, 2011.  This change is due to recognition in 2011 of the discount amortization on the Senior Convertible Notes with no comparable expense in the quarter ending in 2012 partially offset by the increased interest expense on the 12% Bridge Notes (“Bridge Notes”) outstanding for in the current quarter.

For the three months ended September 30, 2012, gain on conversion of debt decreased to $0 from $811,393 in the three months ended September 30, 2012.  This decrease is due to the valuation of the convertible notes prior to the conversion of $446,600 of note principal during July 2011 with no comparable transaction in the quarter ended September 30, 2012.

Change in fair value of derivative liabilities resulted in expense of $0 in the three months ended September 30, 2012 compared to expense of $3,469,451 for the three months ended September 30, 2011.  This change in fair value resulted from revaluation the derivative liabilities associated with the convertible notes and warrants issued and outstanding during 2011 and which have been amended during 2012, removing the derivative liabilities with these notes and warrants.

Net loss for the quarter ended September 30, 2012 was $737,157 compared to a net loss of $3,944,816 for the quarter ended September 30, 2011 due to the losses generated in 2011 for the revaluation of derivative liabilities partially offset by gains associated with conversion of debt.  No comparable derivative liability and gains from extinguishment of debt was recorded in the current quarter.

Nine-month Period ended September 30, 2012 vs. 2011

	Nine months ended September 30,		Increase
	2012	2011	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$-	$-	$-
Other research and development expenses	560,439	271,645	288,794
Total research and development expenses	560,439	271,645	288,794
General and administrative:
Share-based compensation	819,845	827,224	(7,379)
Other general and administrative expenses	930,310	744,110	186,200
Total general and administrative expenses	1,750,155	1,571,334	178,821
Interest expense	(683,432)	(594,922)	(88,510)
Gain on modification of senior notes and warrants	618,366	--	618,366
Gain on conversion of debt	97,975	811,393	(713,418)
Change in fair value of derivative liabilities	2,640,497	3,934,420	(1,293,923)
Other income (expense)	(856)	(4,675)	3,819
Total other income (expense)	2,672,550	4,146,216	(1,473,666)
Net income (loss)	$361,956	$2,303,237	$(1,941,281)

Nine months ended September 30, 2012 Compared to the nine months ended September 30, 2011

During the nine month periods ended September 30, 2012 and 2011, we did not recognize any revenues.  We are considered a development stage company and do not expect to have revenues relating to our products in the foreseeable future, if at all.

For the nine months ended September 30, 2012 and 2011, research and development expenses increased to $560,439 from $271,645.  This increase is primarily the result of expenses associated with the continued development and production of our clinical grade active pharmaceutical ingredient for preliminary toxicology testing and Phase 1 and 2 clinical trials.  This cost was partially offset by reduced pre-clinical study expenses in the nine month period when compared to the same period in the prior year due to the completion of the laboratory phase of those trials during 2011.

General and administrative costs increased to $1,750,155 in the first nine months of 2012 compared to $1,571,334 for the nine months ended September 30, 2011, or an increase of $178,821.  The increase in costs incurred in 2012 is due to costs associated with consultants, investor relations and other costs associated with our public-company status as well as the cost of stock based compensation expense of $819,845 for our officers, directors and consultants, when compared to the same period of 2011.

For the period ended September 30, 2012 interest expense was $683,432 compared to $594,922 in the period ended September 30, 2011.  This change is due to recognition of the remaining unamortized discount on the Senior Convertible Notes and the 12% Convertible Notes issued by the Company on May 15, 2012.

For the nine months ended September 30, 2012, gain on modifications of notes and warrants increased to $618,366 with no comparable amount in the prior year as a result of the amendment of the terms and conditions of the Senior Notes and associated warrants, which removed the anti-dilution clauses from both securities and resulted in a gain of $3,472,549 from elimination of the derivative liability as of the date of the reissuance.  This was partially offset by the expense of $1,711,935 when calculating the value of the Senior Notes at current market value and an additional expense of $1,142,248 when valuing the warrants using a Black Scholes Merton valuation model.  There is no comparable charge in the nine months ended September 30, 2011.

Gain on conversion of debt decreased to $97,975 in the nine months ended September 30, 2012 compared to $811,393 in the same period of 2011.  This gain occurred upon the conversion into common stock of $68,813 of the Notes in May 2012.  The 2011 gain was due to the valuation of the convertible notes immediately prior to the conversion of $446,600 of note principal during the nine months ended September 30, 2011.

Change in fair value of derivative liabilities resulted in income of $2,640,497 in the nine months ended September 30, 2012 compared to income of $3,934,420 for the nine months ended September 30, 2011.  This change in fair value results from revaluing our derivative liabilities associated with the outstanding balance of convertible notes and warrants issued in 2010 and elimination of the derivative liabilities due to the amendment of the Senior Notes and warrants to remove the anti-dilution provisions contained in each.

Net income for the nine month period ended September 30, 2012 was $361,956 compared to net income of $2,303,234 for the nine month period ended September 30, 2011 due to the income generated from the re-valuing our derivative liabilities which is only partially offset by payroll and stock based compensation for employees, officers and directors retained by the us as well as the costs associated with the continued development and formulation of clinical-grade active pharmaceutical ingredient and work on the Phase 1 and 2 clinical trial material.

Liquidity and Capital Resources

We had a stockholders deficiency of $1,299,814 at September 30, 2012, and have incurred a deficit during the development stage of $11,217,555 primarily as a result of our losses from operations and the non-cash costs relating to the accounting of debt, derivative and warrant issuances.  These losses have been incurred through a combination of research and development activities as well as patent work related to our technology, expenses related to the merger and to public reporting obligations and the costs to supporting all of these activities.  We expect to continue to incur additional losses for at least the next twelve months and for the foreseeable future.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We have financed our operations since inception primarily through equity and debt financings.  During the nine months ended September 30, 2012, we had a net decrease in cash and cash equivalents of $229,280.  This decrease resulted largely from net cash used in operating activities of $1,424,980, partially offset by $700,000 raised through the Bridge Notes issued and $500,000 raised through Senior Notes issued in the current period.  Total liquid resources as of September 30, 2012 were $386,787 compared to $616,067 at December 31, 2011.

As of September 30, 2012, we had a working capital deficit of $611,659 compared to working capital of $418,811 at December 31, 2011, when excluding our derivative liability of $6,211,021 as of December 31, 2011.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development.  Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.  Through September 30, 2012, a significant portion of our financing has been through private placements of common stock and warrants and debt financing.  Unless our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through sources of capital similar to those previously described.  We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.  We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.

During October 2012, we completed a Private Placement of 4,480,000 units, each composed of one share of our common stock and a 0.50 four year warrant to purchase our common stock at $0.0625 per share.  Net proceeds to the Company were $2,006,000 and conversion of $685,000 of the outstanding 12% Bridge Notes into 1,370,000 shares of common stock.  We also issued $665,000 of new Senior Notes during the month of October resulting in cash inflow of $2,761,000 in the month.

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

We have reported a net operating loss of $658,999 and non-operating expenses of $78,158 in the three months ended September 30, 2012 compared to a net operating loss of $885,348 for the three month period ended September 30, 2011, and non-operating expenses of $3,059,468.  We have reported a net operating loss of $2,310,594 in the nine months ended September 30, 2012, offset by non-cash income relating to valuation of derivative liabilities of $2,673,915, compared to a net operating loss of $1,842,979 in the nine months ended September 30, 2011, offset by non-cash gains on valuation of derivative liabilities of $4,146,216.  The net loss attributable to common shares from date of inception, December 13, 2006 to September 30, 2012, amounts to $11,217,555.  Management believes that we will continue to incur net losses through at least September 30, 2013.

Short term 12% Convertible Notes Payable

On May 15, 2012, we entered into a Securities Purchase Agreement with ACT Capital Partners and Amir L. Ecker pursuant to which the purchasers, purchased from us (i) 12% Convertible Notes (“Bridge Notes”)for a cash purchase price of $700,000, and (ii) Common Stock Purchase Warrants pursuant to which the purchasers may purchase up to 140,000 shares of our common stock at an exercise price of $0.90 per share and can be subject to adjustment until September 30, 2012 for shares sold at a lower price in offering of more than $3,000,000.  We have no plans to consummate an offering of more than $3,000,000 in the next three months.  The Bridge Notes accrue 12% interest per annum with a maturity date of September 30, 2012.  No cash interest payments are required, except that accrued and unconverted interest would be due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest could be added to and included with the principal amount being converted.  If there was an uncured event of default (as defined in the Bridge Notes), the holder of each Bridge Note can declare the entire principal and accrued interest amount immediately due and payable.

Upon issuance of the Bridge Notes, we calculated the beneficial conversion interest factor of the warrants issued as part of the Bridge Notes with a calculated value of $58,387 recorded as a discount to the value of the Bridge Notes.  During the period ended September 30, 2012, we have recorded as interest expense amortization of $50,919 in the statement of operations for the period then ended.

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

During October 2012, $685,000 of principal of the Bridge Notes was converted to 1,370,000 shares of common stock in connection with a Private Placement and the remaining $15,000 was paid in cash.

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

On July 6, 2011, we entered into the First Amendment and Exchange Agreement with each of W-Net, Europa and MKM pursuant to which the Purchasers agreed to exchange the Senior Notes for the amended 2.5% Senior Secured Convertible Notes (the “Amended Notes”).  The Amended Notes had the same terms as the Senior Notes (as described above), except that each Amended Note is convertible at any time into common stock at a per share conversion price of $0.29, subject to adjustment.

On June 15, 2012, the Company entered into the Second Amendment and Exchange Agreement with each W-Net, Europa and MKM pursuant to which the Purchasers agreed to exchange the Amended Notes for further amended 2.5% Senior Secured Convertible Notes (the “Second Amended Notes”). The Second Amended Notes have the same terms as the Senior Notes and Amended Notes (as described above) except as follows: (i) each Second Amended Note has an automatic conversion provision and removal of the applicable beneficial ownership limitations effective the later of 61 days following the Company’s notice to the Purchasers of its application to list or quote its securities on a national securities exchange or the date immediately prior to the  effective date of the Company’s listing or quotation of its securities on the applicable exchange; (ii)  the price-based anti-dilution provisions contained in the Senior Notes and Amended Notes have been removed; and (iii) under the Securities Purchase Agreement, as currently amended, if we meet two specified operating benchmarks during the first twenty-nine months after the closing of the first Senior Note purchase, an additional $1,500,000 in note purchases, substantially in the form of the Second Amended Notes (without warrants), can be requested by us from the Purchasers.  The determination of whether we have met the benchmarks is solely at the discretion of the Purchasers.  If the benchmarks are determined to have been achieved, then we can require the Purchasers to make the additional $1,500,000 of note purchases.  If such benchmarks are not attained in the 26-month period or we do not exercise the option to request the additional notes, then the Purchasers, in their discretion, during the next 10 days may elect to purchase up to $1,500,000 of notes, substantially in the form of the Second Amended Notes (without warrants), having an initial conversion price which is 100% of the conversion price in the Second Amended Notes.  On July 23, 2012 the Purchasers notified us of their intention of putting the additional $1,500,000 in Notes in 3 tranches.  The first $500,000 was put to us and we issued Notes on September 4, 2012.  An additional $1,000,000 in notes will be put to us and we will issue the additional during the month of October 2012.  In addition, the 1,908,798 warrants to purchase shares of our common stock issued in conjunction with Senior Notes were also amended to remove the reset provision in the warrants’ exercise price.  All other existing terms of the original warrant grant did not change.

From issuance through September 30, 2012, the Purchasers exercised their option to convert a portion of the Senior Notes into our common stock.  During the year ended December 31, 2010, principal in the amount of $98,049 and accrued interest in the amount of $965 was converted at a per share price of approximately $0.39 into 249,488 and 2,456 shares, respectively, of our common stock.  During the year ended December 31, 2011, principal on the amount of $446,600 was converted at a per share price of $0.29 into 1,540,000 shares of our common stock.  In addition, we also issued 45,164 shares of our common stock with a market value of $27,098 to settle $13,098 of accrued interest relating to the Senior Notes.  The issuance of these common shares resulted in an additional charge of $14,000 that has been reflected as a financing cost in the 2011 statement of operations.  During the period ended September 30, 2012, principal on the amount of $237,264 was converted at a per share price of $0.29 into 818,152 shares of our common stock.  In addition, the Company also issued 46,583 shares of our common stock with a market value of $28,668 to settle $13,509 of accrued interest relating to these notes.  The issuance of these common shares resulted in an additional charge of $15,159 that has been reflected as an additional expense in the accompanying statement of operations.  The aggregate balance of the Senior Notes outstanding as of September 30, 2012 amounted to $1,218,087

Commitments

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

Research and Development Projects

We have a research agreement signed in 2010 with the cardiology research department of a major hospital institution in Southern California to carry out our second round of pre-clinical research.  The agreement calls for payment of all research and clinical costs relating to the study of dosage and efficacy of bile salts on the atherosclerotic plaque in a non-human model.  The total potential cost of the project is $312,583, to be paid in installments over the length of the study and associated manuscript based on the study data.  To date, $240,000 has been paid based on the achievement benchmarks under the agreement.

We have a research agreement signed in September 2012 with a major university in Southern California to conduct contract research in additional compounds covered under our patents pending.  This agreement calls for payment of all research costs relating to the study of dosage and efficacy of bile salts on the atherosclerotic plaque in a non-human model.  The total potential cost of the project is $193,326, to be paid in installments over the length of the study.  To date, $57,998 has been paid based on the achievement benchmarks under the agreement.

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
Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control

During the quarter ended September 30, 2012, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ATHERONOVA INC.

Date: November 13, 2012	By:	/s/ Mark Selawski
Mark Selawski
Chief Financial Officer (Principal financial and accounting officer)