Form 10-Q/A
period 2012-06-30
AtheroNova Inc.
filed 2013-03-29
CIK 1377053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q/A
(Amendment #1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) amends the Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed by AtheroNova, Inc. (the “Company”), which was originally filed with the Securities and Exchange Commission on August 14, 2012 (the “Original Report”).

On June 15, 2012, the company amended certain of its Senor Convertible Note and warrant agreements that were issued in 2010.  The initial Senior Convertible Notes and warrants included an anti-dilution provision that allowed for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current conversion or exercise price.  The amended notes and warrants removed the price-based anti-dilution provisions contained in the Senior Convertible Notes and warrants.  The modification was initially accounted for as an extinguishment based on an error in a calculation of the change to the Beneficial Conversion Feature.  Management has determined that the transaction should have been accounted for as a modification rather than as an extinguishment.   The effect of the change in accounting is to reduce reported net income for the three months ended June 30, 2012 from $339,157 to $131,157,  to reduce reported net income for the six months ended June 30, 2012 from $1,099,113 to  $891,113, and to increase the net loss reported for the cumulative period since inception to June 30, 2012 from $10,480,398 to $10,688,398.

The Form 10-Q/A includes amended and restated condensed consolidated financial statements and related financial information for the three and six months ended June 30, 2012. The nature, timing, and impact of the restatement and the amended and restated financial results for the periods ended June 30, 2012 is disclosed in Note 3 to the condensed consolidated financial statements

The Form 10-Q/A amends and restates the following items of the Form 10Q as described above: (i) Part I, Item 1 – Financial Statements; (ii) Part I, Item 2 – Management’s Discussion and Analysis of Results of Operations and Financial Condition; and (iii) Part II, Item 6 – Exhibits.

All information in the Form 10-Q, as amended by the Form 10-Q/A, speaks as to the date of the original filing of the Form 10-Q for such period and does not reflect any subsequent information or events except as noted in the Form 10-Q/A.  all information contained in the Form 10-Q/A is subject to updating and supplementing as provided in the Company’s reports, as amended, filed with the Securities and Exchange Commission subsequent to the date of the initial filing of the Form 10-Q.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	3

	Condensed Consolidated Statements of Operations (Unaudited) for the three and six month periods ended June 30, 2012 and 2011, and for the period from December 13, 2006 (Inception) through June 30, 2012	4

	Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) (Unaudited) for the period from December 31, 2011 through June 30, 2012	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six month periods ended June 30, 2012 and 2011, and for the period from December 13, 2006 (Inception) through June 30, 2012	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

PART II	OTHER INFORMATION

Item 6.	Exhibits	35

Part I – Financial Information
Item 1. Financial Statements

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited - Restated)
Assets
Current Assets
Cash	$412,605	$616,067
Other Current Assets	24,100	12,909
Total Current Assets	436,705	628,976
Equipment, net	5,321	4,000
Deposits and other assets	23,777	--
Total Assets	$465,803	$632,976
Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$306,394	$170,449
Short term convertible notes payable, net of discount	660,935	--
Interest payable	58,846	39,716
Derivative Liability	--	6,211,021
Total Current Liabilities	1,026,175	6,421,186

2.5% Senior secured convertible notes, net of discount	476,172	395,655

Stockholders’ Deficiency:
Preferred stock $0.0001 par value, 10,000,000 shares authorized, none outstanding at June 30, 2012 and December 31, 2011	--	--
Common stock $0.0001 par value, 100,000,000 shares authorized, 28,730,321 and 28,390,260 outstanding at June 30, 2012 and December 31, 2011, respectively	2,862	2,828
Additional paid in capital	9,648,992	5,392,818
Deficit accumulated during the development stage	(10,688,398)	(11,579,511)
Total stockholders’ deficiency	(1,036,544)	(6,183,865)
Total Liabilities and Stockholders’ Deficiency	$465,803	$632,976

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
For the three and six month periods ended June 30, 2012 and 2011,
And for the period from December 13, 2006 (Inception) through June 30, 2012

	Three months ended June 30,		Six months ended June 30,		Cumulative From
	2012 (Restated)	2011	2012 (Restated)	2011	Inception (Restated)

Revenue, net	$--	$--	$--	$--	$--

Operating expenses:
Research and development	214,266	95,112	375,571	183,375	1,248,646
General and administrative expenses	532,938	436,206	1,276,024	774,256	5,357,386
Impairment charge-intellectual property	--	--	--	--	572,868
Total operating expenses	747,204	531,318	1,651,595	957,631	7,178,900

Loss from operations	(747,204)	(531,318)	(1,651,595)	(957,631)	(7,178,900)

Other income (expenses):
Other income (expense)	172	66	375	130	3,925
Merger-related expenses	--	--	--	--	(323,294)
Cancellation of related-party debt	--	--	--	--	100,000
Interest expense	(132,209)	(97,273)	(194,774)	(193,476)	(1,202,857)
Private placement costs	--	--	--	--	(2,148,307)
Gain on conversion of debt	97,975	--	97,975	--	909,368
Change in fair value of derivative liabilities	913,223	182,441	2,640,497	7,403,871	(839,569)

Net income (loss) before income taxes	131,957	(446,084)	892,478	6,252,894	(10,679,634)

Provision for income taxes	800	1,600	1,365	4,840	8,764
Net income (loss)	$131,157	$(447,684)	$891,113	$6,248,054	$(10,688,398)

Basic income (loss) per share	$0.00	$(0.02)	$0.03	$0.26
Diluted income (loss) per share	$0.00	$(0.02)	$0.03	$0.23

Basic weighted average shares outstanding	28,626,947	24,255,742	28,526,937	23,842,488
Diluted weighted average shares outstanding	31,354,141	24,255,742	31,174,023	26,741,158

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)
For the period from December 31, 2011 through June 30, 2012 (unaudited)

Description	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficiency)
Balance – December 31, 2011	28,390,260	$2,828	$5,392,818	$(11,579,511)	$(6,183,865)
Fair value of vested options	--	--	432,569	--	432,569
Common stock issued upon conversion of notes payable	250,000	25	75,780	--	75,805
Fair value of warrants issued with short term convertible notes	--	--	58,387	--	58,387
Fair value of extinguished derivative liabilities	--	--	3,472,549	--	3,472,549
Fair value of common stock issued to settle accounts payable	30,061	3	23,745	--	23,748
Fair value of shares transferred to employees and vendors by controlling stockholder	--	--	123,050	--	123,050
Fair value of common stock issued for services	60,000	6	70,094	--	70,100
Net income	--	--	--	891,113	891,113
Balance – June 30, 2012 (Restated)	28,730,321	$2,862	$9,648,992	$(10,688,398)	$(1,036,544)

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
For the six month periods ended June 30, 2012 and 2011,
And for the period from December 13, 2006 (Inception) through June 30, 2012

	Six months ended June 30,		Cumulative From
	2012 (Restated)	2011	Inception (Restated)
Operating Activities:
Net income (loss)	$891,113	$6,248,054	$(10,688,398)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on settlement of payables and accrued interest	7,585	--	61,962
Amortization of debt discounts	168,652	175,854	1,108,956
Depreciation	1,350	1,207	5,456
Stock based compensation	625,719	297,706	2,656,705
Impairment charge-intellectual property	--	--	572,867
Cost of private placement	--	--	2,148,307
Gain on conversion of debt	(97,975)	--	(909,368)
Change in fair value of derivative liabilities	(2,640,497)	(7,403,871)	839,569
Cancellation of debt	--	--	(100,000)
Changes in operating assets and liabilities:
Other current assets	(34,968)	(1,536)	(47,877)
Accounts payable and accrued expenses	178,230	112,276	534,115
Net cash used in operating activities	(900,791)	(570,310)	(3,817,706)
Investing Activities
Purchase of equipment	(2,671)	(1,037)	(10,777)
Investment in intellectual property	--	--	(372,867)
Cash received from reverse merger	--	--	1,281
Net cash used in investing activities	(2,671)	(1,037)	(382,363)
Financing Activities
Proceeds from issuance of common stock	--	534,266	2,517,668
Proceeds from convertible notes-short term	700,000	--	700,000
Proceeds from sale of 2.5% senior secured convertible notes, net	--	--	1,395,006
Net cash provided by financing activities	700,000	534,266	4,612,674
Net change in cash	(203,462)	(37,081)	412,605
Cash - beginning balance	616,067	177,802	--
Cash - ending balance	$412,605	$140,721	$412,605
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,365	$4,840	$8,764
Supplemental disclosure of non-cash investing and financing transactions:
Stockholder notes issued in exchange for intellectual property	$--	$--	$200,000
Conversion of convertible notes payable to common stock	$75,805	$--	$645,220
Derivative liability created on issuance of convertible notes and warrants created	$--	$--	$1,500,000
Reclass of accounts payable to related party notes	$--	$--	$100,000
Common stock issued to settle accounts payable	$23,748	$--	$92,468
Discount on short term notes payable	$58,387	$--	$58,387

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has a stockholders deficiency of $1,036,544 at June 30, 2012, and has incurred recurring cash losses from operations since inception.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

On June 15, 2012, the Company entered into the Second Amendment of its Senior Secured Notes Payable in which, among other things, it modified the Senior Notes and associated warrants to remove all anti-dilution clauses. (See Note 5)  Due to this modification the Company is no longer required to reflect derivative liabilities on its balance sheet and the associated adjustment in the reporting period.

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

3.             RESTATEMENT

The Company has restated its unaudited condensed consolidated balance sheet as of June 30, 2012, and the related condensed consolidated statements of operations and stockholders deficiency for the three and six month periods ending June 30, 2012.

On June 15, 2012, the Company amended certain of its Senor Convertible Note and warrant agreements that were issued in 2010.  The initial Senior Convertible Notes and warrants included an anti-dilution provision that allowed for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current conversion or exercise price.  The amended notes and warrants removed the price-based anti-dilution provisions contained in the Senior Convertible Notes and warrants.  The modification was initially accounted for as an extinguishment based on an error in a calculation of the change to the Beneficial Conversion Feature.  Management has determined that the transaction should have been accounted for as a modification rather than as an extinguishment.

During the three and six months ended June 30, 2012, the Company initially reported an expense of $2,854,183 related to the extinguishment of the conversion feature and warrants. Management has now determined that there should be no change to the net book value of the notes and warrants as the value of the conversion feature and the warrants were not changed. The derivative liability of $3,472,459 that existed before the modification was initially accounted for as an extinguishment gain, however after analysis and review, and determination this should have been a modification and not an extinguishment, it was determined that the previously reported gain during these periods relating to the extinguishment of the derivative should be reclassified to stockholder's equity under modification accounting based on ASC 815

During the three and six months ended June 30, 2012, the Company also included $420,015 in interest expense related to the extinguishment of the corresponding valuation discount on the convertible notes.  Management has now determined since this was not an extinguishment, the valuation discount should be amortized over the remaining life of the loans as specified in the ASC 470-50-40-14-15.

The effects of the change in accounting method related to the settlement agreement on the previously filed Form 10-Q for the three and six months ended June 30, 2012 are summarized as follows:

Condensed Consolidated Balance Sheets as of June 30, 2012
	Previously
	Reported	Adjustments		As Restated

2.5% Senior secured convertible notes, net of discount	886,538	(410,366)	(1)	476,172
Additional Paid in Capital	9,030,626	618,366	(2)	9,648,992
Accumulated Deficit	(10,480,398)	(208,000)	(3)	(10,688,398)
Total Stockholders' deficiency	(1,446,910)	410,366		(1,036,544)

Condensed Consolidated Statements of Operations for the three month period ended June 30, 2012
	Previously
	Reported	Adjustments		As Restated

Gain on modification of senior notes and warrants	618,366	(618,366)	(4)	-
Interest Expense	(542,575)	410,366	(1)	(132,209)
Net Income (loss)	339,157	(208,000)	(3)	131,157
Basic income (loss) per share	0.01	(0.01)		-
Diluted income (loss) per share	0.01	(0.01)		-

Condensed Consolidated Statements of Operations for the six month period ended June 30, 2012
	Previously
	Reported	Adjustments		As Restated

Gain on modification of senior notes and warrants	618,366	(618,366)	(4)	-
Interest Expense	(605,140)	410,366	(1)	(194,774)
Net Income (loss)	1,099,113	(208,000)	(3)	891,113
Basic income (loss) per share	0.04	(0.01)		0.03
Diluted income (loss) per share	0.04	(0.01)		0.03

Condensed Consolidated Statements of Operations Cumulative from inception
	Previously
	Reported	Adjustments		As Restated

Gain on modification of senior notes and warrants	618,366	(618,366)	(4)	--
Interest Expense	(1,613,223)	410,366	(1)	(1,202,857)
Net Income (loss)	(10,480,398)	(208,000)	(3)	(10,688,398)

Condensed Consolidated Statements of Cash Flows for the six month period ended June 30, 2012
	Previously
	Reported	Adjustments		As Restated

Net Income (loss)	1,099,113	(208,000)	(3)	891,113
Amortization of debt discounts	579,018	(410,366)	(1)	168,652
Gain on modification of senior notes and warrants	618,366	(618,366)	(4)	--
Net cash used in operating activities	(900,791)	--		(900,791)

Condensed Consolidated Statements of Cash Flows Cumulative from inception
	Previously
	Reported	Adjustments		As Restated

Net Income (loss)	(10,480,398)	(208,000)	(3)	(10,688,398)
Amortization of debt discounts	1,519,322	(410,366)	(1)	1,108,956
Gain on modification of senior notes and warrants	618,366	(618,366)	(4)	--
Net cash used in operating activities	(3,817,706)	--		(3,817,706)

Description of Adjustments:
(1)  To recognize note discount of $420,015 for the 2010 Senior Notes, net of amortize interest expense of $9,649.
(2)  To recognize the net effect on Additional Paid In Capital of the fair value derivative liability and change in accounting from extinguishment to modification accounting of the change to the senior notes and warrants.
(3)  To remove recorded gain on modification of senior notes and warrants of $618,366 due to the note modification, net of the required adjustment to interest expense of $410,366.
(4)  To correct and reverse the previously recorded gain on modification of senior notes and warrants of $618,366.

4.            SHORT TERM 12 % CONVERTIBLE NOTES PAYABLE

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

5.            2.5% SENIOR SECURED CONVERTIBLE NOTES PAYABLE

Senior secured convertible notes payable consist of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(Unaudited-restated)

Convertible Notes Payable	$886,538	$955,351
Less valuation Discount	(410,366)	(559,696)

Convertible Notes Payable, net	$476,172	$395,655

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

The Company determined the amendment of the note resulted in a modification for accounting purposes with no change to the net book value of notes as the terms of the note’s conversion feature and attached warrants were not changed.  Furthermore, the derivative liability recorded when the notes and warrants were originally issued were no longer appropriate and the fair value of the derivative at the date of the changes were recorded as an adjustment to Additional Paid in Capital. (See Note 6).

During the period ended June 30, 2012, the Company amortized $149,330 of note discount that existed as of December 31, 2011 to interest expense up until the date of modification.

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

6.            DERIVATIVE LIABILITY

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

We evaluated whether convertible debt and warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective convertible debt and warrant agreements.  We determined that the notes and the warrants issued to W-Net, Europa and MKM in May 2010 contained such provisions and recorded such instruments as derivative liabilities upon issuance.  On June 15, 2012, the Company entered into an amendment to the notes and warrants that eliminated the anti-dilution provisions that allowed for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current conversion or exercise price (see Note 5).  This amendment resulted in the extinguishment of the derivative liabilities at that date.  Derivative liabilities were valued using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions:

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

On June 15, 2012, pursuant to the amendments of the Senior Convertible Notes and associated warrants as discussed in Note 5, we determined the conversion features of the notes and the exercise prices of the warrants were no longer required to be accounted for as a derivative liability due to the elimination of the price-based anti-dilution provisions contained in the Senior Convertible Notes and warrants.  As a result, the Company recognized the fair value of the derivative liability at the date of extinguishment of $3,472,549 as part of its Additional-Paid-in-Capital in accordance with ASC 815.

7.            STOCKHOLDERS’ DEFICIENCY

Common Stock

On June 19, 2012 we issued 30,061 shares of our common stock valued at $0.79 per share, or $23,748, to satisfy accounts payable to a service provider in the amount of $19,468.  A loss on settlement of payables of $4,280 was recorded as an additional expense in the accompanying statement of operations.  The shares issued were valued at the trading price at the date of the agreement.

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

A summary of the status of the Company’s stock options as of June 30, 2012 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,519,498	$1.129	6.16	1,140,059
Granted	50,000	$1.300	6.75	--
Exercised	--	--	--	--
Cancelled	(12,500)	1.110	-
Outstanding at June 30, 2012	4,556,998	$0.991	5.674	$178,279
Exercisable at June 30, 2012	1,477,408	$0.922	5.178	$295,080
Weighted-average fair value of options granted during the three month period ended June 30, 2012	$1.30

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

8.             COMMITTMENTS

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

9.            RELATED PARTY TRANSACTIONS

Accounts payable includes $55,000 and $17,325 as of June 30, 2012 and December 31, 2012, respectively, that are payable to officers and directors of the Company.

10.          SUBSEQUENT EVENTS

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

Results of Operations

Three-month Period ended June 30, 2012 vs. 2011

	Quarters ended June 30,		Increase
	2012	2011	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$-	$-	$-
Other research and development expenses	214,266	95,112	119,154
Total research and development expenses	214,266	95,112	119,154
General and administrative:
Share-based compensation	210,894	180,049	30,845
Other general and administrative expenses	322,044	256,157	65,887
Total general and administrative expenses	532,938	436,206	96,732
Interest expense	(132,209)	(97,273)	(34,936)
Gain on conversion of debt	97,975	--	97,975
Change in fair value of derivative liabilities	913,223	182,441	730,782
Other income (expense)	(628)	(1,534)	906
Total other income (expense)	878,361	83,634	794,728
Net income (loss)	$131,157	$(447,684)	$578,841

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

For the quarter ended June 30, 2012 interest expense was $132,209 compared to $97,273 in the quarter ended June 30, 2011.  This change is due to amortization of the Senior Convertible Notes discount and the increased interest expense on the 12% Bridge Notes (“Bridge Notes”) outstanding for a part of the current quarter.

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

Net income for the quarter ended June 30, 2012 was $131,157 compared to a net loss of $447,684 for the quarter ended June 30, 2011 due to the gain generated from the transactions and resulting revaluations for our derivative liabilities which is only partially offset by payroll and stock based compensation for employees, officers and directors retained by the us as well as the costs associated with the development and formulation of clinical-grade active pharmaceutical ingredient.

Six-month Period ended June 30, 2012 vs. 2011

	Six months ended June 30,		Increase
	2012	2011	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$-	$-	$-
Other research and development expenses	375,571	183,375	192,196
Total research and development expenses	375,571	183,375	192,196
General and administrative:
Share-based compensation	625,719	297,706	328,013
Other general and administrative expenses	650,305	476,550	173,755
Total general and administrative expenses	1,276,024	774,256	501,768
Interest expense	(194,774)	(193,476)	(1,298)
Gain on conversion of debt	97,975	--	97,975
Change in fair value of derivative liabilities	2,640,497	7,403,871	(4,763,374)
Other income (expense)	(990)	(4,710)	3,720
Total other income (expense)	2,542,708	7,205,685	(4,662,977)
Net income (loss)	$891,113	$6,248,054	$(5,356,941)

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

For the period ended June 30, 2012 interest expense was $194,774 compared to $193,476 in the period ended June 30, 2011, approximating amortization on similar balances of the Senior Note discount in both periods.

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

Net income for the six month period ended June 30, 2012 was $891,113 compared to net income of $6,248,054 for the six month period ended June 30, 2011 due to the income generated from the re-valuing our derivative liabilities which is only partially offset by payroll and stock based compensation for employees, officers and directors retained by the us as well as the costs associated with the development and formulation of clinical-grade active pharmaceutical ingredient and work on the Phase 1 and 2 clinical trial material.

Liquidity and Capital Resources

We had a stockholders deficiency of $1,036,544 at June 30, 2012, and has incurred a deficit during the development stage of $10,688,398 primarily as a result of our losses from operations and the non-cash costs relating to the accounting of debt, derivative and warrant issuances.  These losses have been incurred through a combination of research and development activities as well as patent work related to our technology, expenses related to the merger and to public reporting obligations and the costs to supporting all of these activities.  We expect to continue to incur additional losses for at least the next twelve months and for the foreseeable future.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

We have reported a net operating loss of $747,204 in the three months ended June 30, 2012, offset by non-cash income relating to derivative liabilities of $913,223, compared to a net operating loss of $531,318 for the three month periods ended June 30, 2011, offset by non-cash gains on valuation of derivative liabilities of $182,441.  We have reported a net operating loss of $1,651,595 in the six months ended June 30, 2012, offset by non-cash income relating to valuation of derivative liabilities of $2,750,708, compared to a net operating loss of $957,631 in the six months ended June 30, 2011, offset by non-cash gains on valuation of derivative liabilities of $7,403,871.  The net loss attributable to common shares from date of inception, December 13, 2006 to June 30, 2012, amounts to $10,688,398.  Management believes that we will continue to incur net losses through at least June 30, 2013.

During the period ended June 30, 2012, we amortized $171,958 of note discount to interest expense up until the date of modification.

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

Part II – Other Information

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

ATHERONOVA INC.

Date: March 29, 2013	By:	/s/ Mark Selawski
Mark Selawski
Chief Financial Officer (Principal financial and accounting officer)