Form 10-Q/A
period 2012-09-30
AtheroNova Inc.
filed 2013-03-29
CIK 1377053

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) amends the Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed by AtheroNova, Inc. (the “Company”), which was originally filed with the Securities and Exchange Commission on November 13, 2012 (the “Original Report”).

On June 15, 2012, the company amended certain of its Senor Convertible Note and warrant agreements that were issued in 2010.  The initial Senior Convertible Notes and warrants included an anti-dilution provision that allowed for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current conversion or exercise price.  The amended notes and warrants removed the price-based anti-dilution provisions contained in the Senior Convertible Notes and warrants.  The modification was initially accounted for as an extinguishment based on an error in a calculation of the change to the Beneficial Conversion Feature.  Management has determined that the transaction should have been accounted for as a modification rather than as an extinguishment.   The effect of the change in accounting is to increase reported net loss for the three months ended September 30, 2012 from $737,157 to $859,245 and to reduce reported net income for the nine months ended September 30, 2012 from $361,956 to $31,868, and to increase the net loss reported for the cumulative period since inception to September 30, 2012 from $11,217,555 to $11,547,643.

The Form 10-Q/A includes amended and restated condensed consolidated financial statements and related financial information for the three and nine months ended September 30, 2012.. The nature, timing, and impact of the restatement and the amended and restated financial results for the periods ended September 30, 2012 is disclosed in Note 3 to the condensed consolidated financial statements

The Form 10-Q/A amends and restates the following items of the Form 10Q as described above: (i) Part I, Item 1 – Financial Statements; (ii) Part I, Item 2 – Management’s Discussion and Analysis of Results of Operations and Financial Condition and (iii) Part II, Item 6 – Exhibits.

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

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	4

	Condensed Consolidated Statements of Operations (Unaudited) for the three and nine month periods ended September 30, 2012 and 2011, and for the period from December 13, 2006 (Inception) through September 30, 2012	5

	Condensed Consolidated Statements of Stockholders’ Deficiency (Unaudited) for the period from December 31, 2011 through September 30, 2012	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine month periods ended September 30, 2012 and 2011, and for the period from December 13, 2006 (Inception) through September 30, 2012	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

PART II	OTHER INFORMATION

Item 6.	Exhibits	34

Part I – Financial Information
Item 1. Financial Statements

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(unaudited -
Assets	Restated)
Current Assets
Cash	$386,787	$616,067
Other Current Assets	22,646	12,909
Total Current Assets	409,433	628,976
Equipment, net	6,155	4,000
Deposits and other assets	23,777	--
Total Assets	$439,365	$632,976
Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued expenses	$244,695	$170,449
Short term convertible notes payable	700,000	--
Interest payable	76,397	39,716
Derivative Liability	--	6,211,021
Total Current Liabilities	1,021,092	6,421,186

2.5% Senior secured convertible notes, net of discount	429,809	395,655

Stockholders’ Deficiency:
Preferred stock $0.0001 par value, 10,000,000 shares authorized, none outstanding at September 30, 2012 and December 31, 2011	--	--
Common stock $0.0001 par value, 100,000,000 shares authorized, 29,345,056 and 28,390,260 outstanding at September 30, 2012 and December 31, 2011, respectively	2,923	2,828
Additional paid in capital	10,533,184	5,392,818
Deficit accumulated during the development stage	(11,547,643)	(11,579,511)
Total stockholders’ deficiency	(1,011,536)	(6,183,865)
Total Liabilities and Stockholders’ Deficiency	$439,365	$632,976

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
For the three and nine month periods ended September 30, 2012 and 2011,
And for the period from December 13, 2006 (Inception) through September 30, 2012

	Three months ended September 30,		Nine months ended September 30,		Cumulative From
	2012 (Restated)	2011	2012 (Restated)	2011	Inception (Restated)

Revenue, net	$--	$--	$--	$--	$--

Operating expenses:
Research and development	184,868	88,270	560,439	271,645	1,433,514
General and administrative expenses	474,131	797,078	1,750,155	1,571,334	5,831,517
Impairment charge-intellectual property	--	--	--	--	572,868
Total operating expenses	658,999	885,348	2,310,594	1,842,979	7,837,899

Loss from operations	(658,999)	(885,348)	(2,310,594)	(1,842,979)	(7,837,899)

Other income (expenses):
Other income (expense)	134	36	509	165	4,059
Merger-related expenses	--	--	--	--	(323,294)
Cancellation of related-party debt	--	--	--	--	100,000
Interest expense	(200,380)	(401,446)	(395,154)	(594,922)	(1,403,237)
Private placement costs	--	--	--	--	(2,148,307)
Gain on conversion of debt	--	811,393	97,975	811,393	909,368
Change in fair value of derivative liabilities	--	(3,469,451)	2,640,497	3,934,420	(839,569)

Net income (loss) before income taxes	(859,245)	(3,944,816)	33,233	2,308,077	(11,538,879)

Provision for income taxes	--	--	1,365	4,840	8,764
Net income (loss)	$(859,245)	$(3,944,816)	$31,868	$2,303,237	$(11,547,643)

Basic income (loss) per share	$(0.03)	$(0.15)	$0.00	$0.09
Diluted income (loss) per share	$(0.03)	$(0.15)	$0.00	$0.08

Basic weighted average shares outstanding	28,935,233	26,503,747	28,663,035	24,729,573
Diluted weighted average shares outstanding	28,935,233	26,503,747	31,331,702	27,665,915

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Deficiency
For the period from December 31, 2011 through September 30, 2012 (unaudited)

Description	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Deficiency
Balance – December 31, 2011	28,390,260	$2,828	$5,392,818	$(11,579,511)	$(6,183,865)
Fair value of vested options	--	--	626,695	--	626,695
Common stock issued upon conversion of notes payable	864,735	86	265,846	--	265,932
Fair value of warrants issued with short term convertible notes	--	--	58,387	--	58,387
Fair value of extinguished derivative liabilities	--	--	3,472,549	--	3,472,549
Fair value of beneficial conversion feature of 2.5% senior convertible notes	--	--	500,000	--	500,000
Fair value of common stock issued to settle accounts payable	30,061	3	23,745	--	23,748
Fair value of shares transferred to employees and vendors by controlling stockholder	--	--	123,050	--	123,050
Fair value of common stock issued for services	60,000	6	70,094	--	70,100
Net income	--	--	--	31,868	31,868
Balance – September 30, 2012 (Restated)	29,345,056	$2,923	$10,533,184	$(11,547,643)	$(1,011,536)

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
For the nine month periods ended September 30, 2012 and 2011,
And for the period from December 13, 2006 (Inception) through September 30, 2012

	Nine months ended September 30,		Cumulative From Inception
	(Restated) 2012	2011	(Restated)
Operating Activities:
Net income (loss)	$31,868	$2,303,237	$(11,547,643)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on settlement of payables and accrued interest	19,439	36,113	73,816
Amortization of debt discounts	329,805	570,808	1,270,109
Depreciation	2,145	1,882	6,251
Stock based compensation	819,845	791,111	2,850,831
Impairment charge-intellectual property	--	--	572,867
Cost of private placement	--	--	2,148,307
Gain on conversion of debt	(97,975)	(811,393)	(909,368)
Change in fair value of derivative liabilities	(2,640,497)	(3,934,420)	839,569
Cancellation of debt	--	--	(100,000)
Changes in operating assets and liabilities:
Other current assets	(33,514)	(100)	(46,423)
Accounts payable and accrued expenses	143,904	167,649	499,789
Net cash used in operating activities	(1,424,980)	(875,113)	(4,341,895)
Investing Activities
Purchase of equipment	(4,300)	(1,037)	(12,406)
Investment in intellectual property	--	--	(372,867)
Cash received from reverse merger	--	--	1,281
Net cash used in investing activities	(4,300)	(1,037)	(383,992)
Financing Activities
Proceeds from issuance of common stock	--	1,385,131	2,517,668
Proceeds from convertible notes-short term	700,000	--	700,000
Proceeds from sale of 2.5% senior secured convertible notes, net	500,000	--	1,895,006
Net cash provided by financing activities	1,200,000	1,385,131	5,112,674
Net change in cash	(229,280)	508,981	386,787
Cash - beginning balance	616,067	177,802	--
Cash - ending balance	$386,787	$686,783	$386,787
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,365	$4,840	$8,764
Supplemental disclosure of non-cash investing and financing transactions:
Stockholder notes issued in exchange for intellectual property	$--	$--	$200,000
Conversion of convertible notes payable to common stock	$265,932	$473,707	$838,653
Derivative liability created on issuance of convertible notes and warrants	$--	$--	$1,500,000
Reclass of accounts payable to related party notes	$--	$--	$100,000
Common stock issued to settle accounts payable	$23,748	$12,500	$92,468
Discount on short term notes payable	$58,387	$--	$58,387
Beneficial conversion feature associated with issued senior convertible notes	$500,000	$--	$500,000

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has a stockholders deficiency of $1,011,536 at September 30, 2012, and has incurred recurring cash losses from operations since inception.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management is currently in the process of exploring private placements of securities by the Company to accredited investors, funds and institutional investors.  The Company placed $500,000 of additional Senior Notes to the holders of the original Senior Notes during September 2012 and an additional $664,998 was placed during October 2012.  Additionally, the first closing of a private placement of our common stock took place on October 1, 2012, raising net cash proceeds of approximately $1.6 million and a second and final closing took place on October 10, 2012, resulting in an additional $396,000 in net proceeds to the Company (see Note 10. Subsequent Events).  Management believes that current funds plus the recently concluded financing activities will be sufficient to fund operations through December 2013.  Significant additional capital will be needed to advance the Company’s research and development and clinical trials as well as providing general working capital.  There can be no assurances that sufficient subsequent funding, if any at all, will be raised by this or future offerings or that the cost of such funding will be reasonable.

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

On June 15, 2012, the Company entered into the Second Amendment of its Senior Secured Notes Payable in which, among other things, it modified the Senior Notes and associated warrants to remove reset provisions (See Note 5).  Due to this modification the conversion features and the warrants related to this debt are no longer  considered derivative instruments.

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

3.            RESTATEMENT

The Company has restated its unaudited condensed consolidated balance sheet as of September 30, 2012, and the related condensed consolidated statements of operations, stockholders deficiency and cash flows for the three and nine month periods ending September 30, 2012.

On June 15, 2012, the company amended certain of its Senor Convertible Note and warrant agreements that were issued in 2010.  The initial Senior Convertible Notes and warrants included an anti-dilution provision that allowed for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current conversion or exercise price.  The amended notes and warrants removed the price-based anti-dilution provisions contained in the Senior Notes and warrants.  The modification was initially accounted for as an extinguishment based on an error in a calculation of the change to the Conversion Feature.  Management has determined that the transaction should have been accounted for as a modification rather than as an extinguishment.

During the three and nine months ended September 30, 2012, the Company has incurred additional interest expense of $122,088 on the 2010 senior note discount previously expensed in its entirety in the quarter ending June 30, 2012.  With the reversal of the note discount reflected in the restated Statement of Operations in Form 10-Q/A filed with the Commission as of March 27, 2013, the discount will be amortized over the remaining life of the loans as specified in the ASC 470-50-40-14-15.

During the nine months ended September 30, 2012, the company also included $420,015 in interest expense related to the extinguishment of the corresponding valuation discount on the convertible notes.  Management has now determined since this was not an extinguishment, the valuation discount should be amortized over the remaining life of the loans as specified in the ASC 470-50-40-14-15.

During the nine months ended September 30, 2012, the Company initially reported an expense of $2,854,183 related to the extinguishment of the conversion feature and warrants. Management has now determined that there should be no change to the net book value of the notes and warrants as the value of the conversion feature and the warrants were not changed. The derivative liability of $3,472,459 that existed before the modification was initially accounted for as an extinguishment gain, however after analysis and review and determination, this should have been a modification and not an extinguishment, it was determined that the previously reported gain during these periods relating to the extinguishment of the derivative should be reclassified to Stockholder's Equity under modification accounting based on ASC 815.

The effects of the change in accounting method related to the settlement agreement on the previously filed Form 10-Q for the three and nine months ended September 30, 2012 are summarized as follows:

Condensed Consolidated Balance Sheets as of September 30, 2012
	Previously
	Reported	Adjustments		As Restated

2.5% Senior secured convertible notes, net of discount	718,087	(288,278)	(1)	429,809
Additional Paid in Capital	9,914,818	618,366	(2)	10,533,184
Accumulated Deficit	(11,217,555)	(330,088)	(3)	(11,547,643)
Total Stockholders' Deficiency	(1,299,814)	288,278		(1,011,536)

Condensed Consolidated Statements of Operations for the three month period ended September 30, 2012
	Previously
	Reported	Adjustments		As Restated

Interest Expense	(78,292)	(122,088)	(5)	(200,380)
Net Income (loss)	(737,157)	(122,088)	(5)	(859,245)
Basic income (loss) per share	(0.03)	--		(0.03)
Diluted income (loss) per share	(0.03)	--		(0.03)

Condensed Consolidated Statements of Operations for the nine month period ended September 30, 2012
	Previously
	Reported	Adjustments		As Restated

Gain on modification of senior notes and warrants	618,366	(618,366)	(4)	--
Interest Expense	(683,432)	288,278	(1)	(395,154)
Net Income (loss)	361,956	(330,088)	(3)	31,868
Basic income (loss) per share	0.01	(0.01)		--
Diluted income (loss) per share	0.01	(0.01)		--

Condensed Consolidated Statements of Operations Cumulative from inception
	Previously
	Reported	Adjustments		As Restated

Gain on modification of senior notes and warrants	618,366	(618,366)	(4)	--
Interest Expense	(1,691,515)	288,278	(1)	(1,403,237)
Net Income (loss)	(11,217,555)	(330,088)	(3)	(11,547,643)

Condensed Consolidated Statements of Cash Flows for the nine month period ended September 30, 2012
	Previously
	Reported	Adjustments		As Restated

Net Income (loss)	361,956	(330,088)	(3)	31,868
Amortization of debt discounts	618,083	(288,278)	(1)	329,805
Gain on modification of senior notes and warrants	618,366	(618,366)	(4)	--
Net cash used in operating activities	(1,424,980)	--		(1,424,980)

Condensed Consolidated Statements of Cash Flows Cumulative from inception
	Previously
	Reported	Adjustments		As Restated

Net Income (loss)	(11,217,555)	(330,088)	(3)	(11,547,643)
Amortization of debt discounts	1,558,387	(288,278)	(1)	1,270,109
Gain on modification of senior notes and warrants	618,366	(618,366)	(4)	--
Net cash used in operating activities	(4,341,895)	--		(4,341,895)

Description of Adjustments:
(1)   To recognize note discount of $420,015 for the 2010 Senior Notes, net of amortized interest expense of $131,737.
(2)  To recognize the net effect on Additional Paid In Capital of the fair value derivative liability and change in accounting from extinguishment to modification accounting of the changes to the senior notes and warrants.
(3)  To remove the recorded gain on modification of senior notes and warrants of $618,366 due to the note modification, net of the required adjustment to interest expense of $288,278.
(4)  To correct and reverse the previously recorded gain on modification of senior notes and warrants of $618,366.
(5)  To recognize additional interest expense of $122,088 for the 3 months ended September 30, 2012 attributable to the 2.5% Senior secured notes.

4.             SHORT TERM 12 % CONVERTIBLE NOTES PAYABLE

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

5.             2.5% SENIOR SECURED CONVERTIBLE NOTES PAYABLE

Senior secured convertible notes payable consist of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(Unaudited -restated)

Convertible Notes Payable	$1,218,087	$955,351
Less valuation Discount	(788,278)	(559,696)

Convertible Notes Payable, net	$429,809	$395,655

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

During the period ended September 30, 2012, the Company amortized $286,578 of note discount that existed as of December 31, 2011 to interest expense.

On September 4, 2012, the Company issued $500,000 of new Senior Notes (“New Notes”) to two of the holders of the previously issued Notes.  These New Notes mature 4 years from the date of issuance, earn interest at 2.5% per annum and are secured by all assets of the Company.  These New Notes are convertible at any time into the Company’s common stock at $0.29 per share.  The Company determined based on the conversion feature versus the market value of the common shares that the notes contained a beneficial conversion feature of $500,000 which was considered as debt discount as of September 30, 2012  and will be amortized over the life of the notes.  Unlike the Original Notes, the New Notes do not have any warrants associated with the issuances.  An additional $1,000,000 of New Notes may be issued until October 31, 2012, of which $498,333 has been issued on October 1, 2012 (See Note 10. Subsequent Events).

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

On June 15, 2012, pursuant to the amendments of the Senior Notes and associated warrants as discussed in Note 5, we determined the conversion features of the notes and the exercise prices of the warrants were no longer required to be accounted for as a derivative liability due to the elimination of the price-based anti-dilution provisions contained in the Senior Amended Notes and warrants.  As a result, the Company recognized the fair value of the derivative liability at the date of extinguishment of $3,472,549 as part of its Additional-Paid-in-Capital in accordance with ASC 815.

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

Results of Operations

Three-month Period ended September 30, 2012 vs. 2011

	Quarters ended September 30,		Increase
	2012	2011	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$-	$-	$-
Other research and development expenses	184,868	88,270	96,598
Total research and development expenses	184,868	88,270	96,598
General and administrative:
Share-based compensation	194,126	529,518	(335,392)
Other general and administrative expenses	280,005	267,560	12,445
Total general and administrative expenses	474,131	797,078	(322,947)
Interest expense	(200,380)	(401,446)	201,066
Gain on modification of senior notes and warrants	-	--
Gain on conversion of debt	-	811,393	(811,393)
Change in fair value of derivative liabilities	-	(3,469,451)	3,469,451
Other income (expense)	134	36	98
Total other income (expense)	(200,246)	(3,059,468)	2,859,222
Net income (loss)	$(859,245)	$(3,944,816)	$3,085,571

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

For the quarter ended September 30, 2012 interest expense was $200,380 compared to $401,446 in the quarter ended September 30, 2011.  This change is due to recognition of lower discount amortization on the Senior Convertible Notes due to a lower note discount balance when comparing year to year plus the increased interest expense on the 12% Bridge Notes (“Bridge Notes”) outstanding for in the current quarter.

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

Net loss for the quarter ended September 30, 2012 was $859,245 compared to a net loss of $3,944,816 for the quarter ended September 30, 2011 due to the losses generated in 2011 for the revaluation of derivative liabilities partially offset by gains associated with conversion of debt.  No comparable derivative liability and gains from extinguishment of debt was recorded in the current quarter.

Nine-month Period ended September 30, 2012 vs. 2011

	Nine months ended September 30,		Increase
	2012	2011	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$-	$-	$-
Other research and development expenses	560,439	271,645	288,794
Total research and development expenses	560,439	271,645	288,794
General and administrative:
Share-based compensation	819,845	827,224	(7,379)
Other general and administrative expenses	930,310	744,110	186,200
Total general and administrative expenses	1,750,155	1,571,334	178,821
Interest expense	(395,154)	(594,922)	(199,768)
Gain on conversion of debt	97,975	811,393	(713,418)
Change in fair value of derivative liabilities	2,640,497	3,934,420	(1,293,923)
Other income (expense)	(856)	(4,675)	3,819
Total other income (expense)	2,342,462	4,146,216	(1,803,754)
Net income (loss)	$31,868	$2,303,237	$(2,271,369)

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

For the period ended September 30, 2012 interest expense was $395,154 compared to $594,922 in the period ended September 30, 2011.  This change is due to recognition of lower amortization expense due to conversion of a portion of the Senior Convertible Notes and the 12% Convertible Notes issued by the Company on May 15, 2012.

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

Net income for the nine month period ended September 30, 2012 was $31,868 compared to net income of $2,303,234 for the nine month period ended September 30, 2011 due to the gain generated from the re-valuing our derivative liabilities in 2011 with a significantly lower gain amount recorded in 2012.  Partially offsetting this is the  payroll and stock based compensation for employees, officers and directors retained by the us as well as the costs associated with the continued development and formulation of clinical-grade active pharmaceutical ingredient and work on the Phase 1 and 2 clinical trial material.

Liquidity and Capital Resources

We had a stockholders deficiency of $1,011,536 at September 30, 2012, and have incurred a deficit during the development stage of $11,547,643 primarily as a result of our losses from operations and the non-cash costs relating to the accounting of debt, derivative and warrant issuances.  These losses have been incurred through a combination of research and development activities as well as patent work related to our technology, expenses related to the merger and to public reporting obligations and the costs to supporting all of these activities.  We expect to continue to incur additional losses for at least the next twelve months and for the foreseeable future.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

We have reported a net operating loss of $658,999 and non-operating expenses of $200,246 in the three months ended September 30, 2012 compared to a net operating loss of $885,348 for the three month period ended September 30, 2011, and non-operating expenses of $3,059,468.  We have reported a net operating loss of $2,310,594 in the nine months ended September 30, 2012, offset by non-cash income relating mainly to valuation of derivative liabilities of $2,342,462, compared to a net operating loss of $1,842,979 in the nine months ended September 30, 2011, offset by non-cash gains relating mainly to the valuation of derivative liabilities of $4,146,216.  The net loss attributable to common shares from date of inception, December 13, 2006 to September 30, 2012, amounts to $11,547,643.  Management believes that we will continue to incur net losses through at least September 30, 2013.

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