Form 10-K
period 2012-12-31
AtheroNova Inc.
filed 2013-04-01
CIK 1377053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $9,195,993.

As of March 18, 2013 there were 38,082,875 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

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

AtheroNova Inc.

Table of Contents to Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2012

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

Currently we have developed and manufactured the Active Pharmaceutical Ingredient (“API”) needed to conduct toxicology studies and Phase 1 and 2 human clinical trials.  Through an agreement completed in 2011, we have partnered with a research organization to conduct Phase 1 and 2 clinical trials in Russia.  This partnership will help demonstrate the efficacy our API as demonstrated in our pre-clinical studies conducted in 2009, 2010 and 2011.  Our API uses naturally occurring bile salts normally found in the digestive tract to dissolve, or delipidize, the portions of the soft, vulnerable plaque that are accessible through the fibrous cap.  This delipization process breaks down plaque deposits into molecules small enough to pass safely through the fibrous cap without causing harm to the fibrous cap itself.  The body then processes the cholesterol through the liver in the normal process of cholesterol metabolism.  Additionally, our API also demonstrated an effect of lipid panel improvements of the test subjects during the active treatment phase of our pre-clinical studies.  The research conducted in pre-clinical studies demonstrated the ability of bile salts to dissolve, or regress, a statistically significant portion of the atheromas induced in test subjects in a safe and effective manner in non-human subjects as well as improving lipid panel scores.  At the conclusion of these studies, we determined that the results showed a superior regression model effective enough to take the next step in the development of the API by introduction into human clinical trials. A pre-Investigational New Drug meeting with the United States Food and Drug Administration (“FDA”) in October 2011, established the necessary protocols and study designs for our Phase 1 and 2 clinical trials.  If our premise is confirmed, then this would introduce the first clinically proven method to regress soft, vulnerable plaque.  Such treatment, when tested, reviewed and approved by the varying government regulatory agencies worldwide, would offer the first treatment to the millions of patients currently undergoing treatment for atherosclerosis risk, as well as promise to those who have genetic, dietetic or disease predisposition to the potentially disastrous “first event” where the patient’s only experience with an atherosclerotic event is a fatal heart attack or stroke.

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

Our primary product goal is to develop our initial product to address the disease of atherosclerosis.  We have manufactured a significant quantity of our API necessary for use in Phase 1 and 2 clinical trials plus any requirements needed for toxicology testing.  We have worked with our formulator to develop a tablet expected to be effective in delivering our API to an ideal site in the digestive tract.  We are currently in small-batch manufacturing of drug product tablets to be used in our Phase 1 and 2 human clinical trials.  The delivery of the tablets to be used in Phase 1 clinical trials will be shipped in March or April of 2013 with the commencement of enrollment of patients into the protocol at approximately the same time.  Once Phase 1 clinical trials are successfully completed, we will determine the optimal dose for use in Phase 2 and commence the manufacture of sufficient tablet quantities for use in Phase 2.  We expect to commence Phase 2 during the second half of 2013 with completion of Phase 2 approximately nine months later.

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

Research and development costs are charged to operations as incurred.  During the years ended December 31, 2012 and 2011 and for the period from inception to December 31, 2012, our research and development expenses were $986,262, $381,540 and $1,859,336, respectively.

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

Additional common stock issuances of 20%, 40% and 30% of the approved budget shall be issued upon the approval of the Joint Steering Committee of the Phase 1 protocol, announcement of Phase 1 results and announcement of Phase 2 results, respectively.  Each tranche will be priced at the lower of the weighted 20-day average immediately prior to each issuance event, or $0.97 per share, whichever is lower.  As of December 31, 2012, neither the final development plan nor any other milestones calling for issuance of our common stock had been achieved, therefore no common stock has been issued.

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

Between 2005 and 2008, we have filed with the U.S. and international patent offices a total of 22 patent applications in 9 families relating to the use of bile salts in the regression of atherosclerotic plaque, lipid dissolution and obesity via pharmacological preparations in various forms of administration.  Such filings have been received and acknowledged by the respective filing offices.

In July 2012 we were notified of the U.S. patent office’s intent to grant our first patent in the use of bile acids for delipidization.  In November 2012 the U.S. patent office issued patent #8,304,383 titled “Dissolution of Arterial Plaque Using Hyodeoxycholic Acid”, with an expiration date of October 18, 2028.  As of December 31, 2012, all other patent applications are still under review by the various patent agencies and are still pending.

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

EMPLOYEES

As of March 18, 2013, we had 2 full-time employees all employed in the United States.  No employees are subject to a collective bargaining agreement.

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

While we have historically funded our working capital needs through the sale of equity and debt interests and through capital contributions from related parties, we will need to obtain significant additional funding to continue our planned operations, pursue business opportunities, react to unforeseen difficulties and/or respond to competitive pressures.  Our latest private placement financing transaction raised about $2.7 million and also placed an additional $1.5 million in senior convertible notes during the year ended December 31, 2012 which will allow us to continue to devote significant efforts to developing the necessary compounds and supplies to be used in additional testing of our formulations as well as continuing corporate obligations.  We estimate the net funds from this private placement transaction will be sufficient to fund our planned activities through February 2014.

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

If we are unable to successfully raise the capital we need we may need to reduce the scope of our business to fully satisfy our future short-term liquidity requirements.  If we cannot raise additional capital or reduce the scope of our business, we may be otherwise unable to achieve our goals or continue our operations.  As discussed in Note 2 in the Notes to the Consolidated Financial Statements, we have incurred losses from operations in the prior two years and have a lack of liquidity.  These factors raise substantial doubt about our ability to continue as a going concern.  In addition, our auditors have included in their report on our audited financial statements at December 31, 2012 and 2011 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses.

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

At this time, we have 1 approved patent, issued in November 2012, covering the use of hyodeoxycholic acid to treat atherosclerotic plaque.  There can also be no assurance that this or any additional patent issued to or licensed by us in the future will not be challenged or circumvented by competitors, or that any patent issued to or licensed by us will be found to be valid or be sufficiently broad to protect us and our technology.  A third party could also obtain a patent that may require us to negotiate a license to conduct our business, and there can be no assurance that the required license would be available on reasonable terms or at all.

Additionally, we have pending patent applications in the United States and under the international Patent Cooperation Treaty covering other uses of our technology, for which we have not received, and may never receive, any additional patent protection for that  technology.  We cannot guarantee any particular result or decision by the U.S. Patent and Trademark Office or a U.S. court of law, or by any patent office or court of any country in which we have sought patent protection.  If we are unable to secure patent protection for our technology, our revenue and earnings, financial condition, or results of operations would be adversely affected.  We do not warrant any opinion as to patentability or validity of any pending patent application.  We do not warrant any opinion as to non-infringement of any patent, trademark, or copyright by us or any of our affiliates, providers, or distributors.  Nor do we warrant any opinion as to invalidity of any third-party patent or unpatentability of any third-party pending patent application.

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

We may have to take legal action in the future to protect our technology or to assert our IP rights against others.  Any legal action could be costly and time consuming to us and no assurances can be made that any action will be successful.  The invalidation of any patent or IP rights that we may own, or an unsuccessful outcome in lawsuits to protect our technology, could have a material adverse effect on our business, financial position, or results of operations.

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

Our licensees, which will be manufacturers of medical products or pharmaceuticals, will be subject to periodic inspection by the FDA for compliance with regulations that require manufacturers to comply with certain practices and standards, including testing, quality control and documentation procedures.  In addition, federal medical device reporting regulations will require them to provide information to the FDA whenever there is evidence that reasonably suggests that a medical product may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury.  Compliance with these requirements is subject to continual review and is rigorously monitored through periodic FDA inspections.  In foreign markets, our licensing partners will be required to obtain certain certifications in order to sell medical products and will have to undergo periodic inspections by regulatory bodies to maintain these certifications.  If our licensees fail to adhere to any laws and standards applicable to medical product manufacturers, the marketing of products could be suspended, and such failure could, for our licensees, lead to fines and withdrawal of regulatory clearances, product recalls, or other consequences, any of which could in turn adversely affect our projected business operations, financial condition, or results of operations.  Our licensees will also be subject to certain environmental laws and regulations.  Our licensing partners’ manufacturing operations may involve the use of substances and materials regulated by various environmental protection agencies and regulatory bodies.  We cannot guarantee that any licensee will sustain compliance with environmental laws, and that regulations will not have a material impact on our earnings, financial condition, or business operations.

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

As a publicly traded company, we are subject to various federal, state and other rules and regulations, including applicable requirements of the Sarbanes-Oxley Act of 2002.  Compliance with these  regulations is costly and requires a significant diversion of management time and attention, particularly with regard to our disclosure controls and procedures and our internal control over financial reporting.  Our internal controls and procedures may not be able to prevent errors or fraud in the future.  Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it difficult for us to ensure that the objectives of the control system are met.  A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.

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

The issuance of the Notes in the Capital Raise Transactions has subjected us to possible remedies of a secured creditor and has limited our financing alternatives.

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

While we believe that Thomas Gardner’s services will be available to us, he currently has a non-exclusive contractual agreement to perform the services of CEO of PhyGen LLC (“PhyGen”), which designs, manufactures and sells instruments and implants for spine surgery.  During 2012, PhyGen LLC entered into an Asset Purchase Agreement under which Alphatec Holdings, Inc.(“Alphatec”) purchased all right, title and interest in certain assets used by PhyGen in the design, development, marketing and distribution of certain of PhyGen’s spinal implant products, together with the intellectual property rights, contractual rights, inventories and certain liabilities thereto.  Mr. Gardner is obligated to continue to provide management services to Alphatec as a member of a transition management team during the integration process.  To assist with the ongoing operation of our company, we employ our Chief Financial Officer, Mark Selawski, on a full-time basis to assist in the day-to-day operations.  Mr. Selawski has over 16 years’ experience in the healthcare field, has had a previous working relationship with Mr. Gardner and we have operated continuously under this arrangement since 2010.  To supplement this arrangement, we occupy office space adjacent to Mr. Gardner’s current place of business in order to facilitate a proximal work environment for him and Mr. Selawski.  There can be no assurances that the financial arrangements that we have made for Mr. Gardner, or the provisions of the management consulting agreement we entered into with him will be effective and adequate at this stage in our development to retain his services.  If Mr. Gardner ceases to be a contractor of our company (other than due to a termination without good cause), that will be an event of default under the Notes unless we obtain a reasonably acceptable full-time replacement for Mr. Gardner within 90 days after such termination.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively own approximately 39.8% of our outstanding common stock, and approximately 26.3%of our fully-diluted common stock.  As a result of such ownership and the Voting Agreement that is in place, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control.  In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us.  This, in turn, could have a negative effect on the market price of our common stock.  It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.  Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.                  PROPERTIES.

We maintain our principal executive offices at 2301 Dupont Drive, Suite 525, Irvine, California 92612-7525, which consists of 1,930 square feet of office space, for which we entered into a lease in June 2012.  Under that lease, which will run for a period of 66 months, we are obligated to pay an annual rent of approximately $42,846.  The lease, which commenced on October 1, 2012, also contains an annual escalator clause of approximately 2.5% each April 1st throughout the term of the lease.  We do not occupy any other facility or own any real property.

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

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on The OTC’s electronic interdealer quotation QB system under the symbol “AHRO.”  As of March 18, 2013, the number of stockholders of record of shares of our common stock was 146. The following table sets forth, for the periods indicated, the high and low bid information for our common stock, as determined from sporadic quotations on the OTCQB.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  As of March 18, 2013, there were 38,082,875 shares of our common stock issued and outstanding.

	High	Low
Year ended December 31, 2011
First Quarter	$1.85	$0.57
Second Quarter	$1.16	$0.12
Third Quarter	$1.75	$0.45
Fourth Quarter	$1.50	$0.66
Year ended December 31, 2012
First Quarter	$1.32	$0.84
Second Quarter	$0.90	$0.45
Third Quarter	$0.89	$0.50
Fourth Quarter	$0.75	$0.42

Dividends

We have not paid dividends on our common stock and do not expect to declare and pay dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities

From October 1 through October 11, 2012, we sold to thirty-four accredited investors, in private placement transactions, an aggregate of 4,480,000 units at $0.50 per unit, resulting in net proceeds to us of $2,061,787.  An additional 1,370,000 units were issued to two accredited investors upon conversion of $685,000 of short-term convertible notes issued by us in May 2012.  Each unit represents a share of our common stock and a warrant to purchase 0.50 shares of our common stock at an exercise price of $0.625 per share.  The warrants are fully vested and exercisable for four years from the date of issuance. Commissions of $216,600 were paid to Philadelphia Brokerage Corporation in connection with the private placement and the short-term convertible notes as well as issuance of 99,600 shares of our common stock to Philadelphia Brokerage Corporation and certain principals and employees.

On October 23, 2012 we issued 971, 155 shares of our common stock upon conversion of $265,587 of senior convertible notes plus accrued interest.

On December 4, 2012, we issued 300,000 shares of our common stock to a service provider in consideration of services rendered to our company.

On December 18, 2012, we issued 657,829 shares of our common stock upon conversion of $188,000 of senior convertible notes plus accrued interest.

Except as noted in regard to the private placement sale securities, in connection with all other stock sales above, we did not pay any underwriting discounts or commissions.  None of the sales of securities described or referred to above was registered under the Securities Act.  Each of the purchasers was an accredited investor with whom we or one of our affiliates had a prior business relationship, and no general solicitation or advertising was used in connection with the sales.  In making the sales without registration under the Securities Act, we relied upon the exemption from registration contained in Section 4(2) of the Securities Act.

ITEM 6.                  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the periods ended December 31, 2012 and 2011.  The discussion and analysis that follows should be read together with the consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this report.  Management’s Discussion and Analysis of Financial Condition and Results Of Operations is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.  Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in Section 1A above – “Risk Factors.”

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

We have developed intellectual property, covered by our issued and pending patent applications, which uses certain pharmacological compounds uniquely for the treatment of atherosclerosis, which is the primary cause of cardiovascular diseases.  Atherosclerosis occurs when cholesterol of fats are deposited and form as plaques on the walls of the arteries.  This buildup reduces the space within the arteries through which blood can flow.  The plaque can also rupture, greatly restricting or blocking blood flow altogether.  Through a process called delipidization, such compounds dissolve the plaques so they can be eliminated through normal body processes and avoid such rupturing or restriction of blood flow.  Such compounds may be used both to treat and prevent atherosclerosis.

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

Results of Operations

Year ended December 31, 2012 Compared to the year ended December 31, 2011

	Years ended December 31,		Increase
	2012	2011	(decrease)
Costs and expenses:
Research and development:	986,261	381,540	604,721
Total research and development expenses	986,261	381,540	604,721
General and administrative:
Share-based compensation	1,182,920	1,089,505	93,415
Other general and administrative expenses	1,468,805	1,089,190	379,615
Total general and administrative expenses	2,651,725	2,178,695	473,030
Other (income) expense:
Interest expense	871,431	658,175	213,256
Cost to induce conversion of 12% notes	866,083	--	866,083
Change in fair value of derivative liabilities	(2,640,497)	(6,675,509)	4,035,012
Gain on extinguishment of derivative liability	(97,975)	(811,393)	713,418
Other (income)/expense	(1,467)	5,206	(6,673)
Total other (income) expense	(1,002,425)	(6,823,521)	5,821,096
Net (income) loss	$2,635,561	$(4,263,286)	$6,898,847

During the years ended December 31, 2012 and 2011, we did not recognize any revenues.  We are considered a development stage company and do not expect to have revenues relating to our products in the foreseeable future, if at all.

For the twelve months ended December 31, 2012, research and development expenses increased to $986,261 from $381,540 in the same period in 2011.  This is due to significant increases in spending for purchase of active pharmaceutical product, development and formulation of the compound to be used for the Phase 1 clinical trials and commencement of an additional pre-clinical trial on a new drug compound when compared to the cost of completion of pre-clinical trials in 2011.

General and administrative costs increased by $473,030, to $2,651,725, in 2012 compared to $2,178,695 for 2011 due to the costs associated with administrative costs for consultants added to the program during the current fiscal year, increased professional fees for additional accounting and legal work, and payroll costs associated with financing goals achieved in 2012.  We incurred non-cash stock-based compensation expense of $1,182,920 for our officers, directors and consultants in 2012 compared to $1,089,505 for the same provision of services in 2011.

For the year ended December 31, 2012, interest expense was $871,431 compared to $658,175 for the year ended December 31, 2011.  This increase is primarily due to interest expense and discount amortization on outstanding 2.5% Senior Secured Convertible Notes in the current year as well as recognition of discount amortization recorded and amortized on short term convertible notes issued and matured in 2012 when compared to 2011.

For the twelve months ended December 31, 2012, cost to induce conversion of 12% notes was $866,083 compared to $0 for the comparable period of 2011.  These losses related to the expensing of the Beneficial Conversion Feature recorded on the 12% convertible notes converted during the current year as well as the fair value of warrants issued to the holders of our short-term convertible notes as inducement to convert the notes as part of the private placement equity sale in October 2012.  There was no comparable expense in 2011.

For the year ended December 31, 2012, the change in fair value of derivative liabilities was a gain of $2,640,497 as compared to a gain of $6,675,509 for the same period in the prior year resulting from the change in the calculated fair value of those liabilities.

For the year ended December 31, 2011, gain on extinguishment of derivative liability was $811,393 compared to $97,975 for the year ended December 31, 2012.  This gain is due to the extinguishment of a portion of the derivative liability due to the partial conversion of the Convertible Notes.

Net loss for the year ended December 31, 2012, was $2,635,561 compared to net income of $4,263,286 for the year ended December 31, 2011.  The decrease was due to the income from changes in the fair value of derivative liabilities being more than offset by increased operating expenses, interest expense increases and losses from conversion of various debt instruments in the current year.  The 2011 fiscal year had significantly higher derivative liability income and research and development and administrative expenses of $1,077,751 less than the current fiscal year.

Liquidity and Capital Resources

From inception to December 31, 2012, we incurred a deficit during the development stage of $14,215,072 primarily due to the valuation of our Note and Warrant issuances accounted for as a derivative liability and net operating losses, and we expect to continue to incur additional losses for at least the next twelve months and for the foreseeable future.  These losses have been incurred through a combination of research and development activities as well as patent work related to our technology, expenses related to the Merger and to public reporting obligations and the costs to supporting all of these activities.

We have financed our operations since inception primarily through equity and debt financings.  During the twelve months ended December 31, 2012, we had a net increase in cash and cash equivalents of $2,127,979.  This increase resulted largely from net cash provided by financing activities of $4,190,320 partially offset by net cash used in operating activities of $2,054,428.  Total cash as of December 31, 2012 was $2,744,046 compared to $616,067 at December 31, 2011.

As of December 31, 2012, we had working capital of $2,121,023 compared to working capital of $418,811 at December 31, 2011.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development.  Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.  Through December 31, 2012, a significant portion of our financing has been through private placements of common stock and warrants and debt financing.  Unless our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the similar sources of capital previously described.  We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.  We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.

Based on our resources available at December 31, 2012, management believes that we have sufficient capital to fund our operations through February of 2014.  Management believes that we will need additional equity or debt financing, or to generate revenues through licensing of our products or entering into strategic alliances as well as reduce and defer expenses where possible to be able to sustain our operations further into 2014.  Furthermore, we will need additional financing thereafter to complete development and commercialization of our intellectual property.  There can be no assurances that we can successfully complete development and commercialization of our intellectual property.

These matters raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have reported net loss of $ 2,635,561 and a net income of $4,263,286 for the years ended December 31, 2012 and 2011, respectively.  The net loss attributable from date of inception, December 13, 2006 to December 31, 2012, amounts to $14,215,072.  Management believes that we will continue to incur net losses through at least December 31, 2013.

12% Convertible Notes Payable

On May 15, 2012, we entered into a Securities Purchase Agreement with ACT Capital Partners and Amir L. Ecker pursuant to which the purchasers purchased from us (i) 12% Convertible Notes (“Bridge Notes”) for a cash purchase price of $700,000, and (ii) Common Stock Purchase Warrants pursuant to which the purchasers may purchase up to 140,000 shares of our common stock at an exercise price of $0.90 per share, subject to adjustment until September 30, 2012 for shares sold at a lower price in offering of more than $3,000,000.  The Bridge Notes accrued 12% interest per annum with a maturity date of September 30, 2012.  On September 27, 2012 the maturity date of these Bridge Notes was extended to October 15, 2012.  No cash interest payments were required, except that accrued and unconverted interest would be due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest could be added to and included with the principal amount being converted.  If there was an uncured event of default (as defined in the Bridge Notes), the holder of each Bridge Note can declare the entire principal and accrued interest amount immediately due and payable.

Each Bridge Note was convertible at any time into common stock at a specified conversion price, which was approximately $0.90 per share, subject to adjustment until September 30, 2012 for shares sold at a lower price in an offering of more than $3,000,000.

The Bridge Notes could not be prepaid, or forced by us to be converted in connection with an acquisition of our company.  In connection with an acquisition of our company the Bridge Notes could be assigned or sold by the holders or converted into equivalent equity in any acquiring company.  The Bridge Notes were secured by a Subsidiary Guarantee and were subordinated to our senior notes (discussed below) to the amounts then outstanding under the senior notes.

During October 2012, $685,000 of principal of the Bridge Notes was converted to 1,370,000 shares of common stock in connection with a private placement and the remaining principal of $15,000 and accrued interest of $32,667 was paid in cash. Furthermore, we also granted these Bridge Note holders four year warrants to purchase an aggregate of 685,000 shares of common stock at $0.625/share.  We deemed the issuance of these warrants, with a fair value of $420,863, as an inducement to the Bridge Note holders to convert their Bridge Notes to equity and was recorded as part of changes to short-term notes and warrants in the accompanying consolidated statement of operations.

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

The Original Notes accrued 2.5% interest per annum with a maturity of 4 years after the closing of the Capital Raise Transaction.  No cash interest payments were required, except that accrued and unconverted interest is due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted.  If there is an uncured event of default (as defined in the Original Notes), the holder of each Original Note may declare the entire principal and accrued interest amount immediately due and payable.  Default interest will accrue after an event of default at an annual rate of 12%.  If there is an acceleration, a mandatory default amount equal to 120% of the unpaid Original Note principal plus accrued interest may be payable.

The warrants may be exercised on a cashless basis under which a portion of the shares subject to the exercise are not issued in payment of the purchase price, based on the then fair market value of the shares.

On May 13, 2010, we also entered into a Security Agreement and an Intellectual Property Security Agreement with the Purchasers and AtheroNova Operations, pursuant to which all of our obligations under the Original Notes are secured by first priority security interests in all of our assets and the assets of AtheroNova Operations, including intellectual property.  Upon an event of default under the Original Notes or such agreements, the Original Note holders may be entitled to foreclose on any of such assets or exercise other rights available to a secured creditor under California and Delaware law.  In addition, under a Subsidiary Guarantee, AtheroNova Operations will guarantee all of our obligations under the Original Notes.

The Original Notes and warrants issued in connection therewith included an anti-dilution provision that allowed for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current conversion or exercise price.

On July 6, 2011, we entered into the First Amendment and Exchange Agreement with each of W-Net, Europa and MKM pursuant to which the Purchasers agreed to exchange the Original Notes for the Amended and Restated 2.5% Senior Secured Convertible Notes (the “Amended Notes”).  The Amended Notes had the same terms as the Original Notes (as described above), except that each Amended Note is convertible at any time into common stock at a per share conversion price of $0.29, subject to adjustment.

On June 15, 2012, we entered into the Second Amendment and Exchange Agreement with each W-Net, Europa and MKM pursuant to which the Purchasers agreed to exchange the Amended Notes for Second Amended and Restated 2.5% Senior Secured Convertible Notes (the “Second Amended Notes”). The Second Amended Notes have the same terms as the Amended Notes (as described above) except as follows: (i) each Second Amended Note has an automatic conversion provision and removal of the applicable beneficial ownership limitations effective the later of 61 days following our notice to the Purchasers of our application to list or quote our securities on a national securities exchange or the date immediately prior to the  effective date of the listing or quotation of our securities on the applicable exchange; (ii) the price-based anti-dilution provisions contained in the Amended Notes have been removed; and (iii) under the Securities Purchase Agreement, as currently amended, if we met two specified operating benchmarks during the first twenty-nine months after the closing of the first Original Note purchase, an additional $1,500,000 in note purchases, substantially in the form of the Second Amended Notes (without warrants), could be requested by us from the Purchasers.  The determination of whether we had met the benchmarks was solely at the discretion of the Purchasers.  If the benchmarks were determined to have been achieved, then we could have required the Purchasers to make the additional $1,500,000 of note purchases.  If such benchmarks were not attained in the 29-month period or we did not exercise the option to request the additional notes, then the Purchasers, in their discretion, during the next 10 days could elect to purchase up to $1,500,000 of notes, substantially in the form of the Second Amended Notes (without warrants), having an initial conversion price which is 100% of the conversion price in the Second Amended Notes.  On July 23, 2012 the Purchasers notified us of their intention of putting the additional $1,500,000 in notes in 3 tranches.  The first $500,000 was put to us and we issued notes (substantially in the form of the Second Amended Notes) (the “Additional Notes” and together with the Original Notes, the Amended Notes and the Second Amended Notes, the “Senior Notes”) on September 4, 2012.  These Additional Notes mature on September 3, 2016.  The second tranche of $498,333 was put to us and we issued Additional Notes on October 1, 2012.  These Additional Notes mature on September 30, 2016.  The final tranche of $500,000 was put to us and we issued Additional Notes on October 31, 2012.  These Additional Notes mature on October 30, 2016.  In addition, the 1,908,798 warrants to purchase shares of our common stock issued in conjunction with the Original Notes were also amended to remove the reset provision in the warrants’ exercise price.  All other existing terms of such warrants did not change.

From issuance through December 31, 2012, the Purchasers exercised their option to convert a portion of the Senior Notes into our common stock.  During the year ended December 31, 2010, principal in the amount of $98,049 and accrued interest in the amount of $965 was converted at a per share price of approximately $0.39 into 249,488 and 2,456 shares, respectively, of our common stock.  During the year ended December 31, 2011, principal on the amount of $446,600 was converted at a per share price of $0.29 into 1,540,000 shares of our common stock.  In addition, we also issued 45,164 shares of our common stock with a market value of $27,098 to settle $13,098 of accrued interest relating to the Senior Notes.  The issuance of these common shares resulted in an additional charge of $14,000 that has been reflected as a financing cost in the 2011 statement of operations.  During the year ended December 31, 2012, principal on the amount of $690,851 was converted at a per share price of $0.29 into 2,382,245 shares of our common stock.  In addition, we also issued 111,475 shares of our common stock with a market value of $72,278 to settle $32,401 of accrued interest relating to these notes.  The issuance of these common shares resulted in an additional charge of $39,877 that has been reflected as an additional expense in the accompanying consolidated statement of operations.  The aggregate balance of the Senior Notes outstanding as of December 31, 2012 amounted to $1,762,833.

The Senior Notes may not be prepaid, or forced by us to be converted in connection with an acquisition of our company, except in a limited case more than a year after the applicable note issuance where the average of our stock trading price for 30 days on a national trading market other than the OTC Bulletin Board (“OTCBB”) is at least three times the conversion price, in which event, and subject to the satisfaction of certain other requirements, the Senior Note holders may elect to receive at least double the unpaid principal amounts in cash and other requirements are satisfied.  In such a limited case acquisition, there could also be a forced cashless exercise of the warrants subject to similar requirements and optional cash payments to the warrant holders of at least double the exercise prices of their warrants.

The Senior Notes greatly restrict the ability of our company or AtheroNova Operations to issue indebtedness or grant liens on our or its respective assets without the Senior Note holders’ consent.  They also limit and impose financial costs on our acquisition by any third party.

Each of the Original Notes, Amended Notes and warrants had, until being amended in June 2012, included an anti-dilution provision that allowed for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current conversion or exercise price.  We considered the current Financial Accounting Standards Board guidance of “Determining Whether an instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument, regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers’ own stock.  Accordingly, we determined that as the conversion price of the Original Notes and Amended Notes and the strike price of the warrants may have fluctuated based on the occurrence of future offerings or events, such prices were not fixed amounts.  As a result, we determined that the conversion features of the Original Notes, Amended Notes and the warrants are not considered indexed to our stock and characterized the value of the Original Notes, Amended Notes and the warrants as derivative liabilities upon issuance.

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

Additional common stock issuances of 20%, 40% and 30% of the approved budget shall be issued upon the approval of the Joint Steering Committee of the Phase 1 protocol, announcement of Phase 1 results and announcement of Phase 2 results, respectively.  Each tranche will be priced at the lower of the weighted 20-day average immediately prior to each issuance event, or $0.97 per share, whichever is lower.  As of December 31, 2012, neither the final development plan nor any other milestones calling for issuance of our common stock had been achieved, therefore no common stock has been issued.

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

Research and Development Projects

We had a research agreement signed in 2010 with the cardiology research department of a major hospital institution in Southern California to carry out our second round of pre-clinical research.  The agreement called for payment of all research and clinical costs relating to the study of dosage and efficacy of bile salts on the atherosclerotic plaque in a non-human model.  Of the total potential cost of the project of $312,583, a total of $240,000 was paid through October 2012 at which time the contract expired and was not renewed or extended.

We have a research agreement signed in September 2012 with a major university in Southern California to conduct contract research in additional compounds covered under our patents issued and pending.  This agreement calls for payment of all research costs relating to the study of dosage and efficacy of bile salts on the atherosclerotic plaque in a non-human model.  The total potential cost of the project is $193,326, to be paid in installments over the length of the study.  To date, $115,996 has been paid based on the achieved benchmarks under the agreement.

Summary of Contractual Commitments

Employment Contracts

Employment contracts with our Chief Executive Officer and Chief Financial Officer are incorporated by reference as Exhibits 10.1 and 10.2 to the Current Report on Form 8-K (File No. 000-52315) filed with the SEC on September 3, 2010 and, for our Chief Financial Officer, amended in a Current Report on Form 8-K filed with the SEC on December 4, 2012.

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.  For stock-based derivative financial instruments, we use both the Black-Scholes-Merton and Binomial option pricing models to value the derivative instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013. We do not expect adoption of this standard to have a material impact on our consolidated results of operations, financial condition, or liquidity.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02) , allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. ASU 2012-02 is effective for us in the period beginning January 1, 2013. We do not expect the adoption of this update to have a material effect on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

ITEM 7A.               QUANTITATIVE AND QUALITITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO COSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	29

Consolidated Balance Sheets at December 31, 2012 and 2011	30

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 and for the period from December 13, 2006 (Inception) through December 31, 2012	31

Consolidated Statements of Stockholders Equity (Deficit) for the period from December 13, 2006 (Inception) through December 31, 2012	32

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and for the period from December 13, 2006 (Inception) through December 31, 2012	34

Notes to Consolidated Financial Statements	36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
AtheroNova Inc.
Irvine, California

We have audited the accompanying consolidated balance sheets of AtheroNova Inc. and subsidiary (a development stage company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from December 13, 2006 (inception) to December 31, 2012 (cumulative). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AtheroNova Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended and for the period from December 13, 2006 (inception) to December 31, 2012 (cumulative), in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WEINBERG & COMPANY, P.A.
WEINBERG & COMPANY, P.A.
Los Angeles, California
April 1, 2013

ATHERONOVA INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011
Assets

Current Assets
Cash	$2,744,046	$616,067
Other current assets	17,622	12,909
Total Current Assets	2,761,668	628,976
Equipment, net	8,514	4,000
Deposits and other assets	23,777	--
Total Assets	$2,793,959	$632,976
Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable	$603,629	$170,449
Interest payable	37,016	39,716
Derivative liability	--	6,211,021
Total Current Liabilities	640,645	6,421,186

2.5% Senior secured convertible notes	1,762,833	955,351
Discount on convertible notes	(1,402,030)	(559,696)
2.5% Senior secured convertible notes, net of discount	360,803	395,655

Commitments and contingencies	--	--

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none outstanding at December 31, 2012 and December 31, 2011	--	--
Common stock, $0.0001 par value, 100,000,000 shares authorized, 37,223,640 and 28,390,260 outstanding at December 31, 2012 and December 31, 2011, respectively	3,711	2,828
Additional paid in capital	16,003,872	5,392,818
Deficit accumulated during the development stage	(14,215,072)	(11,579,511)
Total Stockholders’ Equity (Deficit)	1,792,511	(6,183,865)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,793,959	$632,976

See accompanying notes to consolidated financial statements.

ATHERONOVA INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
For the years ended December 31, 2012 and 2011, and
For the period from December 13, 2006 (Inception) through December 31, 2012

	Years ended December 31,		Cumulative From Inception through December 31, 2012
	2012	2011

Revenue, net	$--	$--	$--

Operating expenses:
Research and development	986,261	381,540	1,859,336
General and administrative	2,651,725	2,178,695	6,733,087
Impairment charge-intellectual property	--	--	572,868
Loss from operations	(3,637,986)	(2,560,235)	(9,165,291)

Other income (expense):
Other income	2,832	434	6,382
Cancellation of related-party debt	--	--	100,000
Merger-related expenses	--	--	(323,294)
Interest expense	(871,431)	(658,175)	(1,879,514)
Private Placement Costs	--	--	(2,148,307)
Cost to induce conversion of 12% notes	(866,083)	--	(866,083)
Gain on extinguishment of derivative liabilities	97,975	811,393	909,368
Change in fair value of derivative liabilities	2,640,497	6,675,509	(839,569)
Total other income (expense)	1,003,790	6,829,161	(5,041,017)

Net income (loss) before income taxes	(2,634,196)	4,268,926	(14,206,308)

Provision for income taxes	1,365	5,640	8,764

Net income (loss)	$(2,635,561)	$4,263,286	$(14,215,072)

Basic income (loss) per share	$(0.09)	$0.17
Diluted income (loss) per share	$(0.09)	$0.15

Basic weighted average shares outstanding	30,635,249	25,563,669
Diluted weighted average shares outstanding	30,635,249	28,666,240

See accompanying notes to consolidated financial statements.

ATHERONOVA INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the period from December 13, 2006 (Inception) through December 31, 2012

Description	Common Stock Shares	Common Stock Amount	Additional Paid- in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
Issuance of common stock to founders	19,233,029	$1,923	$(1,923)	$--	$--
Net loss	--	--	--	--	--
Balance – December 31, 2007	19,233,029	1,923	(1,923)	--	--
Issuance of common stock for cash at $0.223 per share	1,010,132	101	224,899	--	225,000
Net loss	--	--	--	(173,623)	(173,623)
Balance – December 31, 2008	20,243,161	2,024	222,976	(173,623)	51,377
Issuance of common stock for cash at $0.223 per share	224,663	23	99,977	--	100,000
Fair value of common stock issued for services	224,284	22	49,978	--	50,000
Net Loss	--	--	--	(12,322)	(12,322)
Balance – December 31, 2009	20,692,108	2,069	372,931	(185,945)	189,055
Issuance of common stock for cash at $0.223 per share	1,010,132	101	224,899	--	225,000
Exercise of warrants	392,498	39	87,488	--	87,527
Fair value of common stock issued for services	466,570	47	140,453	--	140,500
Fair value of warrants issued for services	--	--	518,000	--	518,000
Contribution of stockholder notes payable to capital	--	--	200,000	--	200,000
Fair value of vested options	--	--	287,355	--	287,355
Shares issued in reverse merger	607,647	56	1,225	--	1,281
Shares issued upon note conversion	251,944	25	98,989	--	99,014
Net loss	--	--	--	(15,656,852)	(15,656,852)

Balance – December 31, 2010	23,420,899	2,337	1,931,340	(15,842,797)	(13,909,120)
Issuance of common stock for cash at $0.55 per share	3,145,695	311	1,729,830	--	1,730,141
Issuance of common stock for cash at $0.97 per share	154,639	15	149,985	--	150,000
Fair value of vested options	--	--	630,744	--	630,744
Fair value of common stock and warrants purchased by employees and vendors below of market price	--	--	309,417	--	309,417
Fair value of common stock and warrants issued to settle accounts payable	33,863	3	72,996	--	72,999
Fair value of common stock issued for services	50,000	5	72,495	--	72,500
Fair value of warrants issued for services	--	--	22,470	--	22,470
Common stock issued upon conversion of notes payable	1,585,164	157	473,541	--	473,698
Net income	--	--	--	4,263,286	4,263,286

Balance – December 31, 2011	28,390,260	$2,828	$5,392,818	$(11,579,511)	$(6,183,865)
Issuance of common stock for cash at $0.50 per share	4,480,000	448	2,061,339	--	2,061,787
Fair value of vested options	--	--	803,770	--	803,770
Fair value of warrants issued with 12% convertible notes-	--	--	58,387	--	58,387
Fair value of warrants and beneficial conversion feature due to changes to 12% convertible notes	--	--	866,083	--	866,083
Fair value of beneficial conversion feature of 2.5% senior convertible notes	--	--	1,498,333	--	1,498,333
Fair value of derivative liability extinguished upon modification of the 2.5% convertible notes			3,472,549		3,472,549
Fair value of common stock issued to settle accounts payable	30,061	3	23,745	--	23,748
Fair value of common stock issued for services	459,600	46	256,054	--	256,100
Fair value of shares transferred to employees and vendors by controlling stockholder	--	--	123,050	--	123,050
Common stock issued upon conversion of notes payable	3,863,719	386	1,447,744	--	1,448,130
Net loss	--	--	--	(2,635,561)	(2,635,561)

Balance – December 31, 2012	37,223,640	$3,711	$16,003,872	$(14,215,072)	$1,792,511

See accompanying notes to consolidated financial statements.

ATHERONOVA INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the years ended December 31, 2012 and 2011, and
For the period from December 13, 2006 (Inception) through December 31, 2012

	Years ended December 31,		Cumulative From Inception through December 31, 2012
	2012	2011
Operating Activities:
Net income (loss)	$(2,635,561)	$4,263,286	$(14,215,072)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on settlement of accounts payables	44,356	54,377	98,733
Amortization of debt discount	769,185	613,957	1,709,489
Depreciation	3,399	2,558	7,505
Fair value of vested options and warrants	803,770	962,631	2,571,756
Fair value of common stock issued for services	256,100	72,500	519,100
Fair value of shares transferred to employees and vendors by controlling stockholder	123,050	--	123,050
Impairment charge-intellectual property	--	--	572,867
Cost of private placement	--	--	2,148,307
Cost to induce conversion of 12% notes	866,083	--	866,083
Gain on extinguishment of derivative liabilities	(97,975)	(811,393)	(909,368)
Change in fair value of derivative liabilities	(2,640,497)	(6,675,509)	839,569
Cancellation of debt	--	--	(100,000)
Changes in operating assets and liabilities:
Accounts payable and interest payable	482,152	75,624	838,037
Other current assets, deposits and other assets	(28,490)	1,130	(41,399)
Net cash used in operating activities	(2,054,428)	(1,440,839)	(4,971,343)
Investing Activities
Purchase of equipment	(7,913)	(1,037)	(16,019)
Investment in intellectual property	--	--	(372,867)
Cash received from reverse merger	--	--	1,281
Net cash used in investing activities	(7,913)	(1,037)	(387,605)
Financing Activities
Proceeds from issuance of common stock, net	2,061,787	1,880,141	4,579,455
Proceeds from 12% convertible notes-net	645,200	--	645,200
Repayment of convertible notes-short term	(15,000)	--	(15,000)
Proceeds from sale of 2.5% senior secured convertible notes, net	1,498,333	--	2,893,339
Net cash provided by financing activities	4,190,320	1,880,141	8,102,994
Net change in cash	2,127,979	438,265	2,744,046
Cash - beginning balance	616,067	177,802	--
Cash - ending balance	$2,744,046	$616,067	$2,744,046
Supplemental disclosure of cash flow information:
Cash paid for interest	32,666	--	32,666
Cash paid for income taxes	$1,365	$5,640	$8,764
Supplemental disclosure of non-cash investing and financing transactions:
Stockholder notes issued in exchange for intellectual property	$--	$--	$200,000
Conversion of convertible notes payable and accrued interest to equity	$1,448,130	$473,707	$2,020,851
Derivative liability created upon issuance of the 2.5% senior secured convertible notes and attached warrants	$--	$--	$1,500,000
Conversion of accounts payable to related party notes	$--	$--	$100,000
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	$1,556,720	$--	$1,556,720
Common stock issued to settle accounts payable	$23,748	$72,999	$96,747
Fair value of derivative liability extinguished upon modification of the 2.5% convertible notes	$3,472,549	$--	$3,472,549

See accompanying notes to consolidated financial statements.

ATHERONOVA INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2012 and 2011, and
For the period from December 13, 2006 (Inception) through December 31, 2012

1.            ORGANIZATION

Z&Z Medical Holdings, Inc. (“Z&Z Nevada”) was incorporated under the laws of the State of Nevada on December 13, 2006 (Inception).  Z&Z Nevada had its headquarters located in Laguna Niguel, California.  On November 30, 2009, a separate corporation named Z&Z Medical Holdings, Inc. (“Z&Z Delaware”) was incorporated under the laws of the State of Delaware and on March 3, 2010, Z&Z Nevada was merged into Z&Z Delaware.  On May 13, 2010, pursuant to an Agreement and Plan of Merger dated March 26, 2010, (i) our subsidiary, Z&Z Merger Corporation, merged with and into Z&Z Delaware (the “Merger”) and the surviving subsidiary corporation changed its name to AtheroNova Operations, Inc. (“AtheroNova Operations”), (ii) we assumed all the outstanding options and warrants of Z&Z Delaware and (iii) we completed a capital raise transaction in which we sold $1,500,000 in 2.5% Senior Secured Convertible Notes.  The former holders of AtheroNova Operations’ common stock became holders of approximately 98% of our outstanding common stock.  On May 21, 2010, holders of approximately 76.7% of the then outstanding shares of our Super-Voting Common Stock, approximately 90.7% of the then outstanding shares of our common stock, and approximately 77.1% of the combined voting power of the then outstanding shares of our Super-Voting Common Stock and our common stock approved an amendment of our certificate of incorporation that (i) decreased the authorized number of shares of our common stock to 100,000,000, (ii) designated 10,000,000 shares of blank check preferred stock, and (iii) adopted a 1-for-200 reverse stock split.  The amendment to our certificate of incorporation became effective on June 23, 2010.

As a result of the Merger, AtheroNova is now engaged, through AtheroNova Operations, in development of pharmaceutical preparations and pharmaceutical intellectual property.  We will continue to be a development stage company for the foreseeable future.  We have entered into contracts with two research sites for our second round of pre-clinical trials.

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

Since former holders of AtheroNova Operation’s common stock owned, after the Merger, approximately 98% of our shares of common stock, and as a result of certain other factors, including that all members of our executive management are members of AtheroNova Operation’s management, AtheroNova Operations is deemed to be the acquiring company for accounting purposes and the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”).  These consolidated financial statements reflect the historical results of AtheroNova Operations prior to the merger and that of the combined company following the Merger, and do not include the historical financial results of AtheroNova Inc. prior to the completion of the merger.

2.            BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements.  Such consolidated financial statements and accompanying notes are the representation of our management, who are responsible for their integrity and objectivity.

Development Stage

We are currently in the development stage, and our business plan is to develop commercial relationships with third parties for the development, marketing and sale of products based on our Intellectual Property (“IP”) and to derive revenue through the licensing of our IP to such third parties.

Use of Estimates

In preparing these consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant estimates and assumptions included in our consolidated financial statements relate to the valuation of long-lived assets, accrued liabilities, and valuation assumptions related to the calculation of equity based compensation and in the calculation of the derivative liability.

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern.  Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During 2012, we secured funding through the issuance of our $700,000 12 % convertible notes with net proceeds of $645,200, issuance of our 2.5% senior secured convertible notes with proceeds of $1,498,333 and closed a private placement with net proceeds of $2,061,787.  We have an accumulated deficit of $14,215,072 at December 31, 2012, have incurred recurring losses from operations since inception, and utilized cash flow from operating activities of $2,054,428 during the year ended December 31, 2012.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Management expects that the current funds on hand will be sufficient to continue operations through February of 2014.  Management is currently seeking additional funds and has had several interested parties enter into discussions with us regarding additional investment in the Company via a private placement of common stock.  These discussions are ongoing and there can be no assurances that they will result in a transaction.  There can be no assurances that sufficient funding, if any at all, will be raised by these or future discussions or the cost of such investments will be reasonable.

In light of the foregoing, management will also seek funding through grants and other such funds available from private and public sources established to further research in health care and advancement of science.  Management continues to meet with representatives of private and public sources of funding and will continue to do so in the coming months.

Principles of Consolidation

The consolidated financial statements include the accounts of our company and our wholly-owned subsidiary, AtheroNova Operations.  Intercompany transactions and balances have been eliminated in consolidation.

Research and Development Costs

Costs incurred for research and development are expensed as incurred.  Purchased materials that do not have an alternative future use are also expensed.  For the years ended December 31, 2012 and 2011, and for the period from inception to December 31, 2012, research and development costs incurred were $986,261, $381,540 and $1,859,336, respectively.

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

Basic and Diluted Income/Loss per Share

Our computation of earnings per share (“EPS”) includes basic and diluted EPS.  Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period.  Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods.  Basic and diluted (loss) per common share is the same for periods in which the company reported an operating loss because all warrants and stock options outstanding are anti-dilutive.

A reconciliation of basic and diluted shares for the periods ended December 31, 2012 and 2011 follows:

	December 31, 2012	December 31, 2011

Average common shares outstanding-basic	30,635,249	25,563,669
Effect of dilutive securities-
Warrants	--	2,830,745
Employee and director stock options	--	271,826
Average diluted shares	30,635,249	28,666,240

There were no adjustments to net income (loss) required for purposes of computing diluted earnings per share.

At December 31, 2012 and 2011, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2012	2011
Convertible Notes	6,078,734	3,626,409
Warrants	9,314,720	--
Stock Options	4,606,998	--
Total	20,000,452	3,626,409

Stock-Based Compensation

We periodically issue stock options and warrants to officers, directors and consultants for services rendered under our 2010 Stock Incentive Plan.  We also assumed stock options in connection with the reverse merger consummated on May 13, 2010 which are not issued under any stockholder approved option plan.  Options vest and expire according to terms established at the grant date.  We account for share-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense in our financial statements over the vesting period of the awards. We account for share-based payments to consultants  and non-employees by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete. Certain share based awards may contain milestones that need to be achieved before the option begins vesting.  Management estimates the probability of achievement of such milestones at each reporting date in calculating the estimate of the share-based cost.

The fair value of the Company's common stock option grants is estimated using the Black-Scholes-Merton option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton option pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton option pricing model could materially affect compensation expense recorded in future periods.

Derivative financial instruments

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.  For stock-based derivative financial instruments, we use a weighted-average Black-Scholes-Merton option pricing model which approximates a Monte Carlo model to value the derivative instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Revenue Recognition

As of December 31, 2012, we have not generated any revenues from the development of our interllectual property (“IP”) and are therefore still considered a development stage company.

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

The following table presents certain investments and liabilities of our financial assets measured and recorded at fair value on our consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2012 and 2011.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability at December 31, 2012	$--	$--	$--	$--
Fair value of Derivative Liability at December 31, 2011	$--	$--	$6,211,021	$6,211,021

At December 31, 2012 and December 31, 2011, the fair values of cash and cash equivalents, and accounts payable approximate their carrying values.

Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations, financial condition, or liquidity.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02) , allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. ASU 2012-02 is effective for the Company in the period beginning January 1, 2013. The Company does not expect the adoption of this update to have a material effect on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.            12 % CONVERTIBLE NOTES PAYABLE

On May 15, 2012, we entered into a Securities Purchase Agreement with ACT Capital Partners and Amir L. Ecker pursuant to which the purchasers, purchased from us (i) 12% Convertible Notes (“Bridge Notes”) for a cash purchase price of $700,000, and (ii) Common Stock Purchase Warrants pursuant to which the purchasers of Bridge Notes may purchase up to 140,000 shares of our common stock at an exercise price of $0.90 per share, subject to adjustment.  The Bridge Notes are secured by the Company’s assets, accrued 12% interest per annum with a maturity date of September 30, 2012.  On September 27, 2012 the maturity date of these Bridge Notes was extended to October 15, 2012.  All other terms and conditions remained unchanged.  No cash interest payments were required, except that accrued and unconverted interest would be due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest could be added to and included with the principal amount being converted.  Upon the occurrence of an event of default (as defined in the Bridge Notes), the holder of each Bridge Note could have declared the entire principal and accrued interest amount immediately due and payable.  Total proceeds received amounted to $645,200, net of commission fee of $54,800.

Upon issuance of the Bridge Notes, we calculated the fair value of the warrants to be $58,387 that was determined using a Black-Scholes-Merton option pricing model with the following assumptions: stock price of $0.55; exercise price of $0.90; term of 5.5 years; interest rate of 0.70%; dividend rate of 0%; and volatility of 113%.  The fair value of the warrants and the commission fee, in the aggregate of $113,187, was recorded as a discount to the Bridge Notes and was amortized in full to interest expense over the original term of the Bridge Notes.

Each Bridge Note was convertible at any time into common stock at a specified conversion price, which was approximately $0.90 per share, subject to adjustment.  The Company did not recognize a beneficial conversion feature upon issuance of the Bridge Notes as the conversion price was in excess of the trading price of its common stock at the date of the Bridge Note agreement.

The Bridge Notes could not be prepaid, or forced by us to be converted in connection with an acquisition of our company.  In connection with an acquisition of our company the Bridge Notes could have been be assigned or sold by the holders or converted into equivalent equity in any acquiring company.  The Bridge Notes were secured by a Subsidiary Guarantee and were subordinated to our senior notes to the amounts then outstanding under our senior notes.

In October 2012, the Company paid $15,000 of the note principal and converted the remaining principal balance of $685,000 to 1,370,000 shares of the Company's common stock at a conversion price of $0.50 per share.  This conversion price was modified to $0.50 per share corresponded with the per unit price for the purchasers in a private placement closed by us in that month (see Note 7).  The modified conversion price was considered an inducement to convert the notes.  Accordingly, the Company recognized a beneficial conversion feature cost of $411,000 to account for the intrinsic value in the conversion price of the notes and the market price of the Company’s stock at the date of conversion.  Furthermore, the warrants issued initially under the Securities Purchase Agreement as disclosed above were modified to $0.575 per share using the closing price of warrants issued in a concurrent private placement.  As a result, the Company recognized an additional cost of $34,220 to account for the change in fair value of these revalued warrants.

Additionally, upon conversion of these notes, the Company granted these note holders additional warrants to purchase 685,000 shares of the Company’s common stock at $0.63 per share.  The warrants are fully exercisable and will expire in four years.  The Company considered these warrants as an inducement to the note holders to convert the their notes into common stock.  Total fair value of the warrants issued were calculated to be $420,863 using the Black-Scholes-Merton option pricing model with the following assumptions: stock price of $0.80; exercise price of $0.63; term of 4 years; interest rate of 1.4%; dividend rate of 0%; and volatility of 110%.

In June 2012, the Company recognized an aggregate cost of $866,083 due to changes in the conversion price of the notes and issuance of additional warrants that have been reflected in the accompanying statement of operations for the year ended December 31, 2012.  During the year ended December 31, 2012, the Company paid these note holders $32,666 for interest due.

4.            2.5% SENIOR SECURED CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following as of December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011

2010 Convertible Notes	$427,500	$955,351
2012 Convertible Notes	1,335,333	--
	$1,762,833	$955,351
Less Valuation Discount	(1,402,030)	(559,696)

Convertible Notes Payable, net	$360,803	$395,655

2010 Convertible Notes

On May 13, 2010, we entered into a Securities Purchase Agreement with W-Net Fund I, L.P. (“W-Net”), Europa International, Inc. (“Europa”) and MKM Opportunity Master Fund, Ltd. (“MKM” and together with W-Net and Europa, the “Purchasers”), pursuant to which the Purchasers, on May 13, 2010, purchased from us (i) 2.5% Senior Secured Convertible Notes (the “Original Notes”) for a cash purchase price of $1,500,000, and (ii) Common Stock Purchase Warrants pursuant to which the Purchasers may purchase up to 1,908,798 shares of our common stock at an exercise price equal to approximately $0.39 per share (the “Capital Raise Transaction”).  A portion of the proceeds from the Capital Raise Transaction were used to pay $250,000 owed by us to the two principal holders of our common stock, W-Net and Europa, and to reimburse them for legal and accounting fees and other expenses incurred by them and our Company in connection with the reverse merger consummated in May 2010.  The net proceeds available to us for our operations were reduced by such payments.

The Original Notes accrued 2.5% interest per annum with a maturity of 4 years after the closing of the Capital Raise Transaction.  No cash interest payments were required, except that accrued and unconverted interest is due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted.  If there is an uncured event of default (as defined in the Original Notes), the holder of each Original Note may declare the entire principal and accrued interest amount immediately due and payable.  Default interest will accrue after an event of default at an annual rate of 12%.  If there is an acceleration, a mandatory default amount equal to 120% of the unpaid Original Note principal plus accrued interest may be payable.

The warrants may be exercised on a cashless basis under which a portion of the shares subject to the exercise are not issued in payment of the purchase price, based on the then fair market value of the shares.

The Original Notes may not be prepaid, or forced by us to be converted in connection with an acquisition of our company, except in a limited case more than a year after the Original Note issuance where the average of our stock trading price for 30 days on a national trading market other than the OTC Bulletin Board (“OTCBB”) is at least three times the conversion price, in which event, and subject to the satisfaction of certain other requirements, the Original Note holders may elect to receive at least double the unpaid principal amounts in cash and other requirements are satisfied.  In such a limited case acquisition, there could also be a forced cashless exercise of the warrants subject to similar requirements and optional cash payments to the warrant holders of at least double the exercise prices of their warrants.

The Original Notes greatly restrict the ability of our company or AtheroNova Operations to issue indebtedness or grant liens on our or its respective assets without the Original Note holders’ consent.  They also limit and impose financial costs on our acquisition by any third party.

On May 13, 2010, we also entered into a Security Agreement and an Intellectual Property Security Agreement with the Purchasers and AtheroNova Operations, pursuant to which all of our obligations under the Original Notes are secured by first priority security interests in all of our assets and the assets of AtheroNova Operations, including intellectual property.  Upon an event of default under the Original Notes or such agreements, the Original Note holders may be entitled to foreclose on any of such assets or exercise other rights available to a secured creditor under California and Delaware law.  In addition, under a Subsidiary Guarantee, AtheroNova Operations will guarantee all of our obligations under the Notes.

On July 6, 2011, we entered into the First Amendment and Exchange Agreement with each of W-Net, Europa and MKM pursuant to which the Purchasers agreed to exchange the Original Notes for the Amended and Restated 2.5% Senior Secured Convertible Notes (the “Amended Notes”).  The Amended Notes had the same terms as the Original Notes (as described above), except that each Amended Note was convertible at any time into common stock at a per share conversion price of $0.29, subject to adjustment.

On June 15, 2012, the Company entered into the Second Amendment and Exchange Agreement with each W-Net, Europa and MKM pursuant to which the Purchasers agreed to exchange the Amended Notes for Second Amended and Restated 2.5% Senior Secured Convertible Notes (the “Second Amended Notes”). The Second Amended Notes have the same terms as the Amended Notes (as described above) except as follows: (i) each Second Amended Note has an automatic conversion provision and removal of the applicable beneficial ownership limitations effective the later of 61 days following the Company’s notice to the Purchasers of its application to list or quote its securities on a national securities exchange or the date immediately prior to the  effective date of the Company’s listing or quotation of its securities on the applicable exchange; (ii) the price-based anti-dilution provisions contained in the Amended Notes have been removed; and (iii) under the Securities Purchase Agreement, as currently amended, if we met two specified operating benchmarks during the first twenty-nine months after the closing of the first Senior Note purchase, an additional $1,500,000 in note purchases, substantially in the form of the Second Amended Notes (without warrants), could be requested by us from the Purchasers.  The determination of whether we had met the benchmarks was solely at the discretion of the Purchasers.  If the benchmarks were determined to have been achieved, then we could have required the Purchasers to make the additional $1,500,000 of note purchases.  If such benchmarks were not attained in the 29-month period or we did not exercise the option to request the additional notes, then the Purchasers, in their discretion, during the next 10 days may elect to purchase up to $1,500,000 of notes, substantially in the form of the Second Amended Notes (without warrants), having an initial conversion price which is 100% of the conversion price in the Second Amended Notes.  On July 23, 2012 the Purchasers notified us of their intention of putting the additional $1,500,000 in notes in 3 tranches (see 2012 convertible notes below).

The Company considered the amendment of the note resulted in a modification for accounting purposes with no change to the net book value of notes as the value of the note’s conversion feature and attached warrants were not changed.  Furthermore, the derivative liability recorded when the notes and warrants were originally issued were deemed extinguished (see Note 5).

From issuance through December 31, 2012, the Purchasers exercised their option to convert a portion of the Senior Notes into our common stock.  During the year ended December 31, 2010, principal in the amount of $98,049 and accrued interest in the amount of $965 was converted at a per share price of approximately $0.39 into 249,488 and 2,456 shares, respectively, of our common stock.  During the year ended December 31, 2011, principal on the amount of $446,600 was converted at a per share price of $0.29 into 1,540,000 shares of our common stock.  In addition, we also issued 45,164 shares of our common stock with a market value of $27,098 to settle $13,098 of accrued interest relating to the Senior Notes.  The issuance of these common shares resulted in an additional charge of $14,000 that has been reflected as a financing cost in the 2011 statement of operations.  The aggregate balance of these Senior Notes outstanding and unamortized note discount as of December 31, 2011 amounted to $955,351 and $559,696, respectively.

During the year ended December 31, 2012, principal on the amount of $527,851 was converted at a per share price of $0.29 into 1,820,572 shares of our common stock.  In addition, the Company also issued 107,269 shares of our common stock with a market value of $69,551 to settle $31,191 of accrued interest relating to these notes.  The issuance of these common shares resulted in an additional charge of $38,372 that has been reflected as part of interest expense in the accompanying consolidated statement of operations.  During the year ended December 31, 2012, the Company recognized interest expense of $20,098 based on the 2.5% interest rate of the note, and recorded $415,443 to amortize the note discount.  The aggregate balance of these Senior Notes outstanding and unamortized note discount as of December 31, 2012 amounted to $427,500 and $144,252, respectively.

2012 Convertible Notes

On July 23, 2012 the Purchasers notified us of their intention of putting the additional $1,500,000 in Notes in 3 tranches.  The first $500,000 was put to us and we issued Notes on September 4, 2012.  These Notes mature on September 3, 2016.  The second tranche of $498,333 was put to us and we issued Notes on October 1, 2012.  The final tranche of $500,000 was put to us and we issued Notes on October 31, 2012 for an aggregate issuance of $1,498,333 during the year ended December 31, 2012.   The Convertible Notes are convertible into common stock at a per share price of $0.29 per share.  As the market price on the date of the issuance of the notes ranged between $0.58 and $0.80 per share, the Company calculated a beneficial conversion feature up to the face value of the note in the aggregate of $1,498,333 representing the difference between the market price and the exercise price on the date of issuance.  The beneficial conversion feature was recorded as a valuation discount and is being amortized over the term of the notes.   During the period since issuance through December 31, 2012, $163,000 of these notes were converted into 561,672 shares of our common stock.  In addition, the Company also issued 4,206 shares of our common stock with a market value of $2,727 to settle $1,210 of accrued interest relating to these notes.  The issuance of these common shares resulted in an additional charge of $1,505 that has been reflected as part of interest expense in the accompanying consolidated statement of operations.  During the year ended December 31, 2012, the Company recognized interest expense of $240,555 to amortize the note discount and $9,605 for the 2.5% interest rate of the note.  The aggregate balance of these Senior Notes outstanding and unamortized note discount as of December 31, 2012 amounted to $1,335,333 and $1,257,778 respectively.

Convertible notes purchased and held by Europa International, Inc. were as $1,094,167 and $427,500 as of December 31, 2012 and 2011, respectively.  Europa is an entity controlled by Knoll Capital Management of which Mr. Knoll is the managing director and he is also, as of November 6, 2012, a member of our board of directors.

5.             DERIVATIVE LIABILITY

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

We evaluated whether convertible debt and warrants to acquire our common stock contain such provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective convertible debt and warrant agreements.  We determined that the Senior Notes and warrants issued to W-Net, Europa and MKM in May 2010 as described in Note 4 contained such provisions and were recorded as derivative liabilities upon their issuance.  FASB’s guidance requires the fair value of these liabilities be re-measured every reporting period with the change in value reported in the statements of operations.

The derivative liabilities and restatement were valued using a probability weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binominal valuation techniques with the following assumptions:

	June 15, 2012 (Note & Warrant Amendment and Restatement Date)	December 31,2011
Conversion feature :
Risk-free interest rate	0.29%	0.25%
Expected volatility	111%	134%
Expected life (in years)	1.87	2.37
Expected dividend yield	0.00%	0.00%

Warrants :
Risk-free interest rate	0.29%	0.25%
Expected volatility	111%	134%
Expected weighted average life (in years)	1.87	2.37
Expected dividend yield	0.00%	0.00%

Fair Value :
Conversion feature	$2,295,881	$4,104,613
Warrants	1,176,668	2,106,408
	$3,472,549	$6,211,021

The risk-free interest rate was based on rates established by the Federal Reserve Bank, expected volatility was based on a volatility index of peer companies as we did not have sufficient market information to estimate the volatility of our own stock, and the expected life of the instruments was determined by the expiration date of the instruments.  The expected dividend yield was based on the fact that we have not paid dividends to common stockholders in the past and do not expect to pay dividends to common stockholders in the foreseeable future.

On June 15, 2012, pursuant to the amendments of the Senior Notes and associated warrants as discussed in Note 4, we determined the conversion features of the notes and the exercise prices of the warrants were no longer required to be accounted for as a derivative liability due to the elimination of the price-based anti-dilution provisions contained in the Senior Amended Notes and warrants.  As a result, the Company recognized the fair value of the derivative liability at the date of extinguishment of $3,472,549 as part of its contributed capital.  During the years ended December 31, 2012 and 2011, the Company recognized gains of $97,975 and $811,393, respectively, to account for the corresponding extinguishment of derivative liability upon the conversion of the principal balance of a convertible note into shares of common stock.

During the years ended December 31, 2012 and 2011, the Company recognized a gain of $2,640,497 and $6,675,509 respectively to account for the change in the fair value of derivative liabilities.

As of December 31, 2011, the aggregate fair value of the derivative liabilities amounted $6,211,021.  As of December 31, 2012, all such derivative liabilities had been extinguished.

6.            COMMITTMENTS

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

Additional common stock issuances of 20%, 40% and 30% of the approved budget shall be issued upon the approval of the Joint Steering Committee of the Phase 1 protocol, announcement of Phase 1 results and announcement of Phase 2 results, respectively.  Each tranche will be priced at the lower of the weighted 20-day average immediately prior to each issuance event, or $0.97 per share, whichever is lower.   As of December 31, 2012, neither the final development plan nor any other milestones calling for issuance of our common stock have been achieved, therefore no common stock has been issued.

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

Research and Development Projects

We had a research agreement signed in 2010 with the cardiology research department of a major hospital institution in Southern California to carry out our second round of pre-clinical research.  The agreement called for payment of all research and clinical costs relating to the study of dosage and efficacy of bile salts on the atherosclerotic plaque in a non-human model.  Total costs of the project, as adjusted, amounted to $240,000, of which, $65,000 was recognized during the year ended December 31, 2012 and the remaining $175,000 was recognized in prior years and reflected in Research and Development costs on the accompanying consolidated statement of operations.  In October 2012, the Company decided not to renew or extend the agreement.

We have a research agreement signed in September 2012 with a major university in Southern California to conduct contract research in additional compounds covered under our patents issued and pending.  This agreement calls for payment of all research costs relating to the study of dosage and efficacy of bile salts on the atherosclerotic plaque in a non-human model.  The total potential cost of the project is $193,326, to be paid in installments over the length of the study.  During the year ended December 31, 2012, the Company recognized $115,996 based upon the achieved benchmarks under the agreement as part of Research and Development costs on the accompanying consolidated statement of operations.

Formulation Development Agreement

We have a development agreement with a Pennsylvania-based Clinical Research Organization (“CRO”) specializing in formulation and manufacturing of clinical research grade pharmaceutical products.  The agreement calls for the CRO to use our API to formulate and manufacture Phase1 and 2 clinical trial pharmaceutical products.  The total expected cost of the project is $375,000, to be paid in progress installments over the length of the development and compounding process.  The process is ongoing and during the year ended December 31, 2012, the Company recognized $218,758 pursuant to the agreement which was recorded as part of Research and Development costs on the accompanying consolidated statement of operations.

Facility Lease Agreement

In June 2012, we entered into a 69 month lease agreement, on existing and expansion office space, with a final amended commencement date of October 1, 2012 on a 66 month term.  The total occupancy encompasses 1,930 square feet of general use office space.  Monthly rent started at $3,570 per month and annual escalators will increase the rent to $4,053 per month in the final year of the lease.  This office space will continue to be our administrative and corporate headquarters.  During the year ended December 31, 2012, the Company recognized $26,803 in lease expense pursuant to this agreement.

The following table presents the minimum future rent obligations under the lease agreement:

	2013	2014	2015	2016	2017	Thereafter
Minimum future payments	$43,715	$44,873	$46,030	$47,189	$48,346	$12,159

7.            STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

During the year ended December 31, 2012, we sold 4,480,000 units for $0.50 per unit, each unit consisting of one share of common stock and a warrant to purchase 0.50 shares of common stock resulting in proceeds to us of $2,061,787 after payment of commissions $161,800 to a placement agent and $16,413 in various legal and miscellaneous fees directly associated with these sales.  The sale of these units resulted in the issuance of 4,480,000 shares of our common stock and the issuance of warrants to acquire 2,240,000 shares of our common stock. The warrants are exercisable up to four years from the date of issuance at a price of $0.625 per share. Warrants to acquire up to 99,600 shares of common stock at the same terms were also issued to our placement agent.  Due to the principals of the placement agent also being holders of the 12% Convertible Notes Payable, commissions of $54,800 were also paid to them on the short term notes converted to common stock (see Note 3).

During the year ended December 31, 2012, we issued an aggregate of 459,600 shares of our common stock valued at $256,100 at prices ranging between $0.62 and  $1.01 per share in exchange for services provided.  The shares issued were valued at the trading price at the date of the agreements.

During the year ended December 31, 2012, we issued an aggregate of 1,370,000 shares of our common stock pursuant to the conversion of the Company’s Short Term 12% Convertible Notes Payable amounting to $685,000 (see Note 3).

During the year ended December 31, 2012, we issued an aggregate of 2,493,719 shares of our common stock pursuant to the conversion of the Company’s 2.5% Senior Secured Convertible Notes Payable amounting to $690,851 and accrued interest of $32,401 (see Note 4). Additionally, the Company also recognized an additional charge of $39,878 as part of interest expense in the accompanying statement of operations to account for the current market price of the shares issued to settle the unpaid interest.

During the year ended December 31, 2012, we issued 30,061 shares of our common stock valued at $23,748 to settle accounts payable with a balance of $19,269.  The shares issued were valued at the trading price at the date of issuance and the difference over the accounts payable balance of $4,479 was recognized as part of General and Administrative Expenses on the accompanying consolidated statement of operations.

In March 2012 a controlling stockholder transferred a total of 115,000 shares of common stock to directors, officers, employees and service providers of the Company. Compensation expense totaling $123,050 was recognized on the date of approval of the transfers based upon the market value of the shares on the approval date.

Stock Options

We have a stockholder-approved stock incentive plan for employees under which we have granted stock options.  In May 2010, we established the 2010 Stock Incentive Plan (the “2010 Plan”), which provides for the granting of awards to officers, directors, employees and consultants to purchase or acquire up to 4,362,964 shares of our common stock.  The awards have a maximum term of 10 years and vest over a period determined by the administrator of the 2010 Plan and are issued at an exercise price determined by the administrator.  Options issued under the 2010 Plan will have an exercise price equal to or greater than the fair market value of a share of our common stock at the date of grant.  The 2010 Plan expires on May 20, 2020 as to any further granting of options.  At the year ended December 31, 2012 there were options to purchase up to 4,057,500 shares of the Company’s common stock granted and outstanding under the 2010 Plan.

We have granted options to individual employees, directors, and consultants pursuant to our 2010 Plan that was approved by stockholders.  In addition, we assumed options granted by AtheroNova Operations to its employees prior to the Merger.  The assumption of these options was not approved by our stockholders.

The following table provides information, as of December 31, 2012, with respect to all stock option compensation arrangements.
	Number of securities to be issued upon exercise of outstanding options, and rights	Weighted-average exercise price of outstanding options, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	4,057,500	$1.09	305,464
Equity compensation plans approved by the Board of Directors	549,498	0.22	--
Total	4,606,998	$0.99	305,464

During the year ended December 31, 2012, options to purchase an aggregate of 100,000 shares of the Company’s common stock were granted to directors under the 2010 Plan.  The options vest 25% upon issuance, and then vest 25% on each anniversary date thereafter until fully vested.  The options have an average exercise price of $1.00 per share and expire on the 7th anniversary of the date of grant. The options were valued using the Black-Scholes-Merton option pricing model at $88,500 of which $38,124 was expensed during the year ended December 31, 2012 based upon the options’ vesting schedules.

In June 2012, the exercise price of options granted to a consultant in fiscal 2011 to purchase an aggregate of 1,500,000 shares of the Company’s common stock at an average price per share of $1.25 were repriced to $1.01 per share to reflect the contractual intent to grant all shares under the contract at the time of initiation of the consulting contract.  The closing price of the Company’s common stock on the date of the adjustment was $0.79.  During the year ended December 31, 2012, the Company recognized a total of $219,015 in stock compensation expense based upon the vesting of these options using the Black-Scholes-Merton option pricing model.   Compensation expense to be recognize in future periods amounted to approximately $427,000. The weighted average period over which it is expected to be recognized is approximately 3.6 years.

During the year ended December 31, 2012, we recognized an additional $546,631 of compensation costs related to the vesting of approximately 4.5 million options granted to other employees and directors in prior years.  As of December 31, 2012, the total compensation cost related to nonvested option awards not yet recognized was $1,304,110.  The weighted average period over which it is expected to be recognized is approximately 3.5 years.

A summary of the status of our stock options as of December 31, 2012 and 2011 and changes during the periods then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,199,498	$0.878	6.852	3,458,411
Granted	2,357,500	$1.307	6.746	--
Exercised	--	--	--	--
Cancelled	(37,500)	1.110	--	--
Outstanding at December 31, 2011	4,519,498	$1.129	6.163	1,140,059
Granted	100,000	$1.000	6.500	--
Exercised	--	--	--	--
Cancelled	(12,500)	1.110	--	--
Outstanding at December 31, 2012	4,606,998	$0.987	5.189	$119,241
Exercisable at December 31, 2012	2,078,597	$0.95	4.835	$86,947

To compute compensation expense in 2012, we estimated the fair value of each option award on the date of grant using the Black-Scholes-Merton option pricing model.  We based the expected volatility assumption on a volatility index of peer companies as we did not have sufficient market information to estimate the volatility of our own stock.  The expected term of options granted represents the period of time that options are expected to be outstanding.  We estimated the expected term of stock options by using the simplified method.  The expected forfeiture rates are based on the historical employee forfeiture experiences.  To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards.  We have not declared a dividend on our common stock since its inception and have no intentions of declaring a dividend in the foreseeable future and therefore used a dividend yield of zero.

The following table provides detail with regard to options outstanding, vested and exercisable at December 31, 2012:

			Outstanding			Vested and Exercisable Weighted-Average
Price per share			Shares	Weighted- Average Price per Share	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted- Average Price per Share	Weighted- Average Remaining Contractual Life (Years)
$0.223	–	$0.223	549,498	$0.223	4.08	400,679	$0.223	4.08
$0.70	–	$1.25	3,797,500	$1.048	5.32	1,562,918	$1.066	4.99
$1.30	–	$2.38	260,000	$1.723	5.57	115,000	$1.926	5.26
			4,606,998			2,078,597

The following table shows the weighted average assumptions we used to develop the fair value estimates for the determination of the compensation charges in 2012:

	Year ended December 31,
	2012			2011

Expected volatility	111	-	134%	134	-	138%
Dividend yield		--			--
Expected term (in years)	1.75	-	6.25	2.75	-	6.25
Risk-free interest rate	1.19	-	1.41%	0.64	-	2.19%

Warrants

During the year ended December 31, 2012 as part of its sale of units of its common stock, we issued 2,240,000 warrants to purchase shares of our common stock.  The warrants have a 4 year term from the date of purchase of the unit and are exercisable at $0.625 per share.

On May 15, 2012, we issued 140,000 warrants to the purchasers of the short term 12% notes issued as of that date.  The warrants are exercisable at $0.90 per share with the provision to adjust the purchase price based on the issuance price of the private placement in process at the time of the issuance of the notes and a term of 66 months from the date of the original issuance.  The fair value of the warrants amounted to $58,387 using a Black-Scholes-Merton option pricing model and was recognized as a note discount upon its issuance and amortized in full to interest expense based upon the original term of the notes.  In October 2012 concurrent with the closing of the private placement, the warrants were repriced to $0.575 to reflect the transaction price.  As a result, we recognized an additional cost of $34,220 to account for the fair value of these revalued warrants as part of Changes to short-term notes and warrants in the accompanying consolidated statements of operations.  See Note 3.

In October 2012, we issued a total of 685,000 warrants to purchase shares of our common stock in conjunction with the conversion of our short term 12% convertible notes payable.  The warrants have a 4 year term from the date of purchase of the unit and are exercisable at $0.625 per share.  Total fair value of the warrants issued were calculated to be $420,863 using the Black-Scholes-Merton option pricing model and was recorded as part of Changes to 12%  Notes and Warrants in the accompanying consolidated statements of operations.  See Note 3

The following table provides detail with regard to warrants outstanding, vested and exercisable at December 31, 2012:

	Outstanding			Vested and Exercisable Weighted-Average
Price per share	Shares	Weighted-Average Price per Share	Weighted-Average Remaining Contractual Life (Years)	Shares	Weighted-Average Price per Share	Weighted-Average Remaining Contractual Life (Years)
$0.223	3,196,060	$0.223	1.53	3,196,060	$0.223	2.53
$0.393	1,908,798	$0.393	1.42	1,908,798	$0.393	2.42
$0.50	21,000	$0.50	1.25	21,000	$0.50	1.25
$0.575	140,000	$0.575	4.83	140,000	$0.575	4.83
$0.60	923,862	$0.60	1.55	923,862	$0.60	1.55
$0.625	2,925,000	$0.625	3.75	2,925,000	$0.625	3.75
$1.64	200,000	$1.64	3.00	200,000	$1.64	3.00
	9,314,720			9,314,720

As of December 31, 2012 there are warrants to purchase 9,314,720 shares of our common stock outstanding with expiration dates ranging from February 2013 through October 2017 and exercise prices ranging from $0.22 to $1.64.  A summary of the status of our warrants as of December 31, 2012 and 2011 and changes during the periods then ended is presented below:

Balance at December 31, 2010 (at $0.223-$1.64)	5,304,858
Shares granted (at $0.50 - $0.60)	944,862
Shares exercised	--
Balance at December 31, 2011 (at $0.223 - $1.64)	6,249,720
Shares granted (at $0.575 - $0.625)	3,065,000
Shares exercised	--
Ending balance at December 31, 2012 (at $0.223 - $1.64)	9,314,720

The intrinsic value of the warrants at December 31, 2012 was $783,258.

8.            INCOME TAXES

Income Taxes

The provision for income taxes for the periods ended December 31, 2012, and 2011, was as follows (using a 42.8 percent effective Federal and state income tax rate):

	2012	2011
Current Tax Provision:
Federal	$--	$--
State	1,365	5,640
Total current tax provision	$1,365	$5,640
Deferred Tax Provision:
Federal and state
Loss carryforwards	$(933,000)	$(705,000)
Valuation allowance	933,000	705,000
Total deferred tax provision	$--	$--

We had deferred income tax assets as of December 31, 2012, and 2011, as follows:

	2012	2011
Loss carryforwards	$(1,901,000)	$(1,735,000)
Less – valuation allowance	1,901,000	1,735,000
Total net deferred tax assets	$--	$--

As of December 31, 2012, we had net operating loss carryforwards for income tax reporting purposes of approximately $4,589,000 that may be offset against future taxable income.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in our financial statements for the realization of loss carryforwards, as we believe there is high probability that the carryforwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

We are primarily subject to U.S. federal and state income tax.  As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109), we performed an analysis of our previous tax filings and determined that there were no positions taken that we considered uncertain.  Therefore, there were no unrecognized tax benefits as of December 31, 2012.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance.  We estimate that the unrecognized tax benefit will not change within the next twelve months.  We will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in our statements of operations.

9.            SUBSEQUENT EVENTS

On January 30, 2013, a holder of warrants to purchase 560,713 shares of our common stock at $0.223 per share exercised the warrant, resulting in cash proceeds to the Company of $125,039 and issuance of the shares upon receipt of the purchase price.

On February 4, 2013 a director of the company and holder of a warrant to purchase 336,427 shares of our common stock at $0.223 exercised the warrant on a “cashless exercise” basis, resulting in issuance of 186,363 shares of our common stock and cancellation of the remaining 150,064 shares purchasable under the warrant.  The Company did not receive any cash proceeds as a result of this transaction.

On February 4, 2013 a holder of warrants to purchase 112,142 shares of our common stock at $0.223 per share exercised the warrant, resulting in cash proceeds to the Company of $25,007 and issuance of the shares upon receipt of the purchase price.

In February 2013, options to purchase an aggregate of 187,500 shares of the Company’s common stock were granted to directors under the 2010 Plan.  The options vest 25% upon issuance, 25% on each anniversary date thereafter until fully vested.  The options have an exercise price of $0.425 per share and expire on the 7th anniversary of the date of grant.  The estimated fair value of the options using the Black-Scholes-Merton option pricing model is $67,647 which will be expensed based upon its vesting period starting FY 2013.

In February 2013, options to purchase 40,000 shares of the Company’s common stock were granted to a consultant under the 2010 Plan.  The options vest 25% upon the first anniversary of the grant date, and then vest 6.25% every quarter thereafter until fully vested.  The options have an exercise price of $0.425 per share and expire on the 7th anniversary of the date of grant.  The estimated fair value of the options using the Black-Scholes-Merton option pricing model is $14,431 which will be expensed based upon its vesting period starting FY 2013.

In February 2013, options to purchase 800,000 shares of the Company’s common stock were granted to several consultants outside of the 2010 Plan.  The options vest 25% upon the first anniversary of the grant date, and then vest 6.25% every quarter thereafter until fully vested.  The options have an exercise price of $0.50 per share and expire on the 7th anniversary of the date of grant.  The estimated fair value of the options using the Black-Scholes-Merton option pricing model is $324,764 which will be expensed based on its vesting period starting in FY 2013.

In March 2013 a controlling stockholder transferred a total of 95,000 shares of common stock to directors, officers and employees of the company with a total fair value of $58,900.  This amount will be recognized as a part of compensation expense in FY 2013.

In March 2013 entities controlled by two members of the Company’s Board of Directors purchased an aggregate of 1,614,999 shares of common stock at $0.24 per share from a controlling shareholder of the Company.

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

As of December 31, 2012, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2012, our disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on the results of this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION.

None.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages and positions of our current executive officers and directors as of March 18, 2013.  All directors serve until the next annual meeting of stockholders or until their successors are elected and qualified.  Officers are appointed by our board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our board of directors.

Name	Age	Position Held

Thomas W. Gardner	59	Chairman, Chief Executive Officer and President

Mark Selawski	57	Chief Financial Officer and Secretary

Gary Freeman	45	Director and Chairman of the Audit Committee

Boris Ratiner, M.D.	45	Director and Chairman of the Medical Committee

Paul DiPerna	54	Director and Chairman of the Compensation Committee

Alexander Polinsky, Ph.D.	57	Director

Chaim Davis	35	Director

Johan (Thijs) Spoor	40	Director

Fred Knoll	57	Director

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

Johan (Thijs) Spoor was appointed as a member of our board of directors on January 3, 2012.  Mr. Spoor currently serves as the Chief Executive Officer and President, and is a director, of FluoroPharma Medical, Inc. He previously held the title of Chief Financial Officer for Sunstone BioSciences. Prior to joining Sunstone BioSciences, he worked as a consultant at Oliver Wyman focusing on helping pharmaceutical and medical device companies evaluate their global revenue potential given the complex interplay of regulatory approvals, the reimbursement environment, as well as the impact of physician preference within constantly evolving standards of care. He further specialized on the implications of healthcare reform on new product approval and health insurance reform. Mr. Spoor has also been an equity research analyst at J.P. Morgan and Credit Suisse covering the Biotechnology and Medical Device industries. He worked in the pharmaceutical industry spending 10 years with Amersham / GE Healthcare where he worked in seven countries in a variety of roles including setting up GMP facilities meeting ISO 9001 standards, accountability for the entire nuclear cardiology portfolio and most recently as the Director of New Product Opportunities leading the PET strategic plan.  Mr. Spoor holds a Nuclear Pharmacy degree from the University of Toronto as well as an M.B.A. from Columbia University with concentrations in finance and accounting. He has been a guest lecturer at Columbia Business School, Kings College in London and the University of Newcastle in Australia and has presented at medical grand rounds and psychiatric grand rounds at various hospitals on the role of brain imaging.  Mr. Spoor also serves as a member of the board of directors of MetaStat, Inc (MTST).  Mr. Spoor’s experience managing a publicly traded company and his experience in the pharmaceutical and medical device industries provides valuable insights with respect to our operational activities.

Fred Knoll was appointed as a member of our board of directors on November 6, 2012.  Since 1987, Mr. Knoll has been the principal and portfolio manager at Knoll Capital Management, an investment company managing funds over the last two decades in areas such as emerging growth companies, restructurings and China.  During the 80’s and early 90’s, he was Chairman of the Board of Directors of Telos Corporation, a computer systems integration company, served as investment manager for General American Investors, was the United States representative on investments in leveraged buyouts and venture capital for Murray Johnstone, Ltd. of Glasgow, UK, and headed the New York investment group of Robert Fleming, Inc., at the time, a leading United Kingdom merchant bank subsequently acquired by JP Morgan, managing a venture capital fund and the U.S. research team.  Mr. Knoll started his investment career as an investment analyst at Capital Research (Capital Group) in the early 80s and held positions in sales and marketing with Wang Inc. and Data General and software engineering with Computer Sciences Corporation in the late 70s.  Mr. Knoll holds a Bachelor’s of Science in Electrical Engineering and Computer Science from Massachusetts Institute of Technology (M.I.T.), a Bachelor’s of Science in Management from the Sloan School at M.I.T., and a M.B.A. from Columbia University in Finance and was a member of the Columbia University International Fellows Program.  Mr. Knoll’s experience as an investor provides valuable insights with respect to capitalizing our operations.

On May 13, 2010, Filiberto Zadini, Giorgio Zadini, Thomas W. Gardner, Boris Ratiner, W-Net, Europa and MKM entered into a Voting Agreement pursuant to which such parties became obligated, for four years, to vote to elect members of our board of directors as described below.  The Voting Agreement, which was amended on November 6, 2012, provides that the authorized number of directors will be eight, consisting of three directors whose replacements will be determined under the terms of the Voting Agreement by the holders of a majority of the shares held by the Z&Z Shareholders (consisting of Giorgio Zadini, Boris Ratiner and Thomas W. Gardner), currently Thomas W. Gardner, Boris Ratiner, M.D. and Paul DiPerna, three directors whose replacements will be determined under the Voting Agreement by the holders of a majority of the shares held by the Purchasers, currently Gary Freeman, Chaim Davis and Fred Knoll, and two additional directors whose replacements will be determined jointly by the holders of a majority of the shares held by the Z&Z Shareholders and the holders of a majority of the shares held by the Purchasers, currently Alexander Polinsky, Ph.D. and Johan (Thijs) Spoor.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2012, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

ITEM 11.                      EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table and related footnotes show the compensation paid during the fiscal years ended December 31, 2012 and 2011, to our named executive officers:

Name and Principal Position	Year	Salary ($)	Accrued Bonus ($)(3)	Option Awards ($)	All Compensation ($)	Total ($)
Thomas W. Gardner (1)	2012	$--	$48,000	--	$146,667	$194,667
Chairman, Chief Executive Officer and President	2011	$--		--	$149,417	149,417
Mark Selawski (2)	2012	178,000	$50,400	--	--	228,400
Chief Financial Officer and Secretary	2011	142,125		39,900	--	182,025
(1)
Mr. Gardner serves as our Chairman, Chief Executive Officer and President under a Management Consulting Agreement dated August 30, 2010, the terms of which are described below, and has served in these capacities since May 2010.

(2)
Mr. Selawski serves as our Chief Financial Officer and Secretary under an Employment Agreement dated August 30, 2010, as amended effective August 29, 2012, the terms of which are described below, and has served in these capacities since May 2010.

(3)
Messrs. Gardner and Selawski accrued cash bonuses equal to 30% of their then current salary upon successful financing transactions of at least $3,500,000 during the terms of their employment agreements.  Such financing benchmarks were achieved with the private placement financing consummated in October 2012.  Payment of the bonuses will be within ten days of the completion of our annual audit for the 2012 fiscal year.

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

On November 29, 2012 the Compensation Committee approved the First Amendment to Mr. Selawski’s Employment Agreement, effective as of August 29, 2012, in which the Term of the Employment Agreement was extended from two to three years in length and the lump sum payment due upon Termination without Cause was reduced to six months of his then current base salary.  All other terms and conditions remained unchanged.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2012.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (1)	Option Expiration Date

Thomas W. Gardner (2)	562,500	437,500	1.11	08/30/17

Mark Selawski (3)	400,679	148,819	0.22	01/06/17

Mark Selawski (2)	140,625	109,375	1.11	08/30/17

Mark Selawski (4)	10,207	24,793	1.25	10/11/18

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

None of the executive officers listed in the above table exercised options during the fiscal year ended December 31, 2012.

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

The following table presents information regarding compensation paid to our non-employee directors for our fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Gary Freeman (1)	12,500	--	12,500

Boris Ratiner (2)	12,500	--	12,500

Chaim Davis (3)	7,500	--	7,500

Alexander Polinsky (4)	7,500	--	7,500

Paul DiPerna (5)	12,500	--	12,500

Johan (Thijs) Spoor (6)	7,500	59,000	66,500

Fred Knoll (7)	1,250	29,500	30,750

(1)	The aggregate number of common shares reserved under option awards outstanding at fiscal year-end totaled 112,500.

(2)	The aggregate number of common shares reserved under option awards outstanding at fiscal year-end totaled 212,500.

(3)	The aggregate number of common shares reserved under option awards outstanding at fiscal year-end totaled 112,500.

(4)	The aggregate number of common shares reserved under option awards outstanding at fiscal year-end totaled 75,000.

(5)	The aggregate number of common shares reserved under option awards outstanding at fiscal year-end totaled 75,000

(6)
The aggregate number of common shares reserved under option awards outstanding at fiscal year-end totaled 50,000.  The fair value of options granted to Mr. Spoor was estimated on the date of grant using the Black Scholes-Merton Model with the following weighted average assumptions:

Year	Risk Free Interest Rate	Volatility	Term (years)	Dividends
2012	1.41%	134.00%	6.25	--

(7)
The aggregate number of common shares reserved under option awards outstanding at fiscal year-end totaled 50,000.  The fair value of options granted to Mr. Knoll was estimated on the date of grant using the Black-Scholes-Merton Model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term (years)	Dividends
2012	1.19%	110.00%	6.25	--

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information regarding the beneficial ownership of our common stock by the following persons as of March 18, 2013: (i) each executive officer and director, (ii) all executive officers and directors as a group and (iii) each stockholder known to be the beneficial owner of more than 5% of our outstanding common stock (not taking into account contractual restrictions on beneficial ownership.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 18, 2013 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 38,082,875 shares of our common stock outstanding on March 18, 2013.  Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more stockholders named below is c/o AtheroNova Inc., 2301 Dupont Drive, Suite 525, Irvine, CA 92612.

Name & Address of Beneficial Owner	Shares	Percentage of Class Outstanding
Executive Officers and Directors:
Thomas W. Gardner(1)	4,087,437	10.54%
Mark Selawski (2)	676,757	1.7%
Boris Ratiner, MD (3)	2,935,449	7.54%
Chaim Davis(4)	289,583	*
Gary Freeman(5)	84,375	*
Alexander Polinsky, PhD(6)	56,250	*
Paul DiPerna(7)	59,375	*
Johan (Thijs) Spoor(8)	63,750	*
Fred Knoll(9)	6,061,909	14.3%
Directors and Executive Officers as a Group(10)	14,314,885	31.7%

5% Stockholders:
Giorgio Zadini, MD	4,677,497	12.3%
2237 Hilltop Lane
Camarillo, CA 93012
Europa International, Inc.(11)	6,049,409	14.3%
1114 Avenue of the Americas, 45th Floor
New York, NY 10036
ACT Capital Management, LLLP (12)	4,255,000	10.7%
2 Radnor Corporate Center, Suite 111
Radnor, PA 19087
Amir L Ecker (12)	4,255,000	10.7%
c/o ACT Capital Management, LLLP
2 Radnor Corporate Center, Suite 111
Radnor, PA 19087
Carol G. frankenfield (12)	4,255,000	10.7%
c/o ACT Capital Management, LLLP
2 Radnor Corporate Center, Suite 111
Radnor, PA 19087

*	Less than 1%

(1)
Includes 625,000 shares issuable within 60 days of March 18, 2013 upon exercise of presently outstanding stock options and 47,168 shares issuable within 60 days of March 18, 2013 upon exercise of presently outstanding warrants.

(2)
Includes 615,842 shares issuable within 60 days of March 18, 2013 upon exercise of presently outstanding stock options and 5,700 shares issuable within 60 days of March 18, 2013 upon exercise of presently outstanding warrants.

(3)
Includes 119,792 shares issuable within 60 days of March 18, 2013 upon exercise of presently outstanding stock options and 1,121,425 shares issuable within 60 days of March 18, 2013 upon exercise of presently outstanding warrants.

(4)	Includes 81,250 shares issuable within 60 days of March 18, 2013 upon exercise of presently outstanding stock options.

(5)	Includes 84,375 shares issuable within 60 days of March 18, 2013 upon exercise of presently outstanding stock options.

(6)	Includes 56,250 shares issuable within 60 days of March 18, 2013 upon exercise of presently outstanding stock options.

(7)	Includes 59,375 shares issuable within 60 days of March 18, 2013 upon exercise of presently outstanding stock options.

(8)
Includes 31,250 shares issuable within 60 days of March 18, 2013 upon exercise of presently outstanding stock options and 7,500 shares issuable within 60 days of March 18, 2013 upon exercise of presently outstanding warrants.

(9)
Consists of 1,867,511 shares held directly by Europa, 12,500 shares issuable to Mr. Knoll within 60 days of March 18, 2013 upon exercise of presently outstanding stock options, 696,266 shares issuable to Europa within 60 days of March 18, 2013 upon exercise of presently outstanding warrants, and 3,485,632 shares issuable to Europa within 60 days of March 18, 2013 upon conversion of presently outstanding convertible notes.  The aforementioned notes and the warrants prohibit Europa from converting the notes or exercising the warrants if after such conversion and/or exercise Europa would beneficially own more than 4.9% of our outstanding common stock.  Europa’s beneficial ownership is therefore limited to 4.9% of our outstanding common stock until such time as the shares issuable under the notes and the warrants, along with shares of our common stock held by Europa, constitute 4.9% or less of our outstanding common stock, or Europa elects to remove such restriction.  Fred Knoll, the principal of Knoll Capital Management, L.P., the investment manager for Europa, exercises voting and dispositive power over the shares held by Europa, but disclaims any beneficial interest in the shares of our common stock owned by Europa except to the extent of his pecuniary interest therein.

(10)
Includes 1,685,634 shares issuable within 60 days of March 18, 2013 upon exercise of presently outstanding stock options, 878,059 shares issuable within 60 days of March 18, 2013 upon exercise of presently outstanding warrants (subject to the beneficial ownership limitation of certain of the warrants), and 3,485,632 shares issuable within 60 days of March 18, 2013 upon conversion of presently outstanding convertible notes (subject to the beneficial ownership limitation of the convertible notes).

(11)
Consists of 1,867,511 shares held directly by Europa, 696,266 shares issuable to Europa within 60 days of March 18, 2013 upon exercise of presently outstanding warrants, and 3,485,632 shares issuable to Europa within 60 days of March 18, 2013 upon conversion of presently outstanding convertible notes.  The aforementioned notes and the warrants prohibit Europa from converting the notes or exercising the warrants if after such conversion and/or exercise Europa would beneficially own more than 4.9% of our outstanding common stock.  Europa’s beneficial ownership is therefore limited to 4.9% of our outstanding common stock until such time as the shares issuable under the notes and the warrants, along with shares of our common stock held by Europa, constitute 4.9% or less of our outstanding common stock, or Europa elects to remove such restriction.

(12)
Consists of 100,000 shares held directly by ACT Capital Management, LLLP, 1,070,000 shares held directly by ACT Capital Partners, LP, 1,200,000shares held directly by Amir L. Ecker, 150,000 shares held directly by Maria T. Ecker, 115,000 shares held directly by Amir L. Ecker and Maria T. Ecker Joint Tenants, 280,000 shares held directly by The Ecker Family Partnership 300,000 shares held directly by Delaware Charter G & T cust FBO Amir L. Ecker IRA and 1,040,000 shares issuable within 60 days of March 18, 2013 upon the exercise of presently outstanding warrants.  ACT Capital management, LLLP controls the shares held by the foregoing stockholders.  Investment decisions made on behalf of ACT Capital Management, LLLP are made by its General Partners Amir L. Ecker and Carol G. Frankenfield.  ACT Capital Management, LLLP, Amir L. Ecker and Carol G. Frankenfield may be deemed the beneficial owner of the shares held by the foregoing stockholders but disclaim beneficial ownership in such shares except to the extent of their pecuniary interest there in.

Change in Control Arrangements

To our knowledge there are no arrangements which may result in a change in control of our company at a subsequent date.

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	4,057,500	$1.09	305,464
Equity compensation plans not approved by security holders (2)	3,745,558	$0.22	--
Total	7,803,058	$0.67	305,464

(1)	Consists of awards issued and issuable pursuant to the 2010 Plan.
(2)	Consists of options and warrants assumed in our acquisition of AtheroNova Operations.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Officers and Directors

Other than the transactions described below, since January 1, 2011, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and
•
in which any director, executive officer, stockholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

On May 13, 2010, we issued to Europa a Note in the aggregate principal amount of $500,000, with a conversion price of approximately $0.39 which was subsequently amended to $0.29, and certain common stock purchase warrants to purchase 636,266 shares of our common stock at a per share exercise price of approximately $0.39 per share.  Fred Knoll is a director of our company and the principal of Knoll Capital Management, L.P., the investment manager for Europa.

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

On September 4, 2012 and October 1, 2012, we issued a 2.5% Senior Secured Convertible Note to Europa for gross proceeds of $416,666.66.  The note was issued pursuant to the exercise of certain rights to cause our company to sell to Europa an aggregate of $500,000 in additional notes (substantially in the form of the Second Amended Notes).  We issued a remaining note in an aggregate principal amount of $250,000.00 to Europa on October 31, 2012.In making the stock issuances described above without registration under the Securities Act of 1933, as amended (the “Securities Act”), we relied upon one or more of the exemptions from registration contained in and/or promulgated under Section 4(2) of the Securities Act as each of the stock recipients in the private placement transactions was an accredited investor and no general solicitation or advertising was used in connection with such stock issuances.

Accounts payable includes $17,533 and $17,325 as December 31, 2012 and 2011, respectively, that are payable to our officers and directors.

Director Independence

In conjunction with the preparation of this report, using the definition of “independence” established by the NASDAQ Stock Market, we have evaluated all relationships between each director and our company.  Based on the foregoing definition, we have determined that five of our directors, Messrs. Freeman, Davis, Polinsky, DiPerna and Spoor, currently meet the definition of an “independent” director as defined in the applicable rules for companies traded on the NASDAQ Stock Market.  Each of Messrs Freeman, Davis, Polinsky, DiPerna and Spoor serves on the Audit Committee and/or Compensation Committee of our board of directors.  We do not have a separately designated nominating committee of our board of directors.  Our Board of Directors will continually monitor the standards established for director independence under applicable law or listing requirements and will take all reasonable steps to assure compliance with those standards.

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

Audit Fees

The aggregate fees billed by Weinberg for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports and services that are normally provided in connection with statutory and regulatory filings were $104,918 for the fiscal year ended December 31, 2012.

Audit-Related Fees

None.

Tax Fees

During fiscal year 2012, we recorded accounting/professional fees totaling $4,085 that were billed to us by Weinberg for the preparation of our 2011 and 2010 annual tax returns.

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

ATHERONOVA INC. (Registrant)

Date: April 1, 2013	By:	/s/Thomas W. Gardner
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

Signature	Title	Date

/s/Thomas W. Gardner	Chairman, Chief Executive Officer and President	April 1, 2013
Thomas W. Gardner	(Principal Executive Officer)

/s/Mark Selawski	Chief Financial Officer and Secretary	April 1, 2013
Mark Selawski	(Principal Financial and Accounting Officer)

/s/Chaim Davis	Director	April 1, 2013
Chaim Davis

/s/Gary Freeman	Director	April 1, 2013
Gary Freeman

/s/Boris Ratiner, M.D.	Director	April 1, 2013
Boris Ratiner, M.D.

/s/Alexander Polinsky	Director	April 1, 2013
Alexander Polinsky

/s/Paul DiPerna	Director	April 1, 2013
Paul DiPerna

/s/Johan Spoor	Director	April 1, 2013
Johan (Thijs) Spoor

/s/Fred Knoll	Director	April 1, 2013
Fred Knoll

Exhibit Index

Exhibit Number	Description of Exhibit

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

10.4	Form of Promissory Note. Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on May 20, 2010.

10.5	Form of Warrant. Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on May 20, 2010.

10.6
Management Consulting Agreement dated August 30, 2010, between AtheroNova Inc. and Thomas W. Gardner.  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on September 3, 2010. †

10.7
Employment Agreement dated August 30, 2010, between AtheroNova Inc. and Mark Selawski.  Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on September 3, 2010. †

10.8
Stock Purchase Agreement dated November 3, 2011, between the Registrant and OOO CardioNova.  Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-52315) filed with the Securities and Exchange Commission on November 10, 2011. *

10.9
License Agreement dated November 4, 2011, between the Registrant, AtheroNova Operations, Inc. and OOO CardioNova.  Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-52315) filed with the Securities and Exchange Commission on November 10, 2011. *

10.10
Securities Purchase Agreement, dated as of May 14, 2012, by and among AtheroNova Inc., ACT Capital Partners, L.P., and Amir L. Ecker.  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on May 25, 2012.

10.11	Form of 12% Convertible Note. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on May 25, 2012.

10.12
Form of Common Stock Purchase Warrant.  Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on May 25, 2012.

10.13
Subsidiary Guarantee, dated as of May 14, 2012, made by AtheroNova Operations, Inc. in favor of ACT Capital Partners, L.P. and Amir L. Ecker.  Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on May 25, 2012.

10.14
Form of Amendment and Exchange Agreement dated June 15, 2012.  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on June 20, 2012.

10.15
Form of Second Amended and Restated 2.5% Senior Secured Convertible Note.  Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on June 20, 2012.

10.16
Form of Amended and Restated Common Stock Purchase Warrant.  Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on June 20, 2012.

10.17
Office Lease dated June 15, 2012 between AtheroNova Inc. and TR Dupont Centre LLC.  Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on June 20, 2012.

10.18	Form of Subscription Agreement. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on October 5, 2012.

10.19
Form of Common Stock Purchase Warrant.  Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on October 5, 2012.

10.20
First Amendment to Employment Agreement dated December 4, 2012 and effective August 29, 2012, between AtheroNova Inc. and Mark Selawski.  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on December 6, 2012.

21.1
Subsidiaries of the Registrant.  Incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1(File No. 333-167866) filed with the Securities and Exchange Commission on June 29, 2010.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Incorporated by reference to the signature page to this Annual Report on Form 10-K.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

10	101.INS**	XBRL Instance.

10	101SCH**	XBRL Taxonomy Extension Schema.

10	101.CAL**	XBRL Taxonomy Extension Calculation.

10	101.DEF**	XBRL Taxonomy Extension Definition.

10	101.LAB**	XBRL Taxonomy Extension Labels.

10	101.PRE**	XBRL Taxonomy Extension Presentation.

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