Form 10-Q/A
period 2012-09-30
AtheroNova Inc.
filed 2013-05-08
CIK 1377053

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

Explanatory Note

This Amendment No. 2 on Form 10-Q/A (the “Form 10-Q/A”) amends the Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed by AtheroNova, Inc. (the “Company”), which was originally filed with the Securities and Exchange Commission on November 13, 2012 and subsequently amended on March 29, 2013 (the “Form 10-Q”).

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

The Form 10-Q/A includes amended disclosure regarding the Company’s disclosure controls and procedures and internal control over financial reporting for the period ended September 30, 2012.

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

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

Item 4.	Control sand Procedures	4

PART II	OTHER INFORMATION

Item 6.	Exhibits	5

Part I – Financial Information

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the restatement of our financial statements for the fiscal quarter ended September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, and in light of accounting errors related to the accounting treatment of the amendment of certain of our senior convertible notes and warrants that resulted in the restatement of our financial statements for the fiscal quarter ended September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2012 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control

Subsequent to the quarter ended September 30, 2012, and as a result of a material deficiency in our disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is processed, summarized and reported within the time periods specified in the Commission’s rules and forms, we implemented changes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.  Specifically, our management has thoroughly reviewed and has gained fluency in the application of the relevant accounting guidance regarding accounting for derivative liabilities and modifications thereto, including, without limitation, EITF Issue No. 96-19, ASC 470-50-40 and ASC 815-15-35-4 (EITF 06-07).  We believe that these steps are reasonably likely to materially improve our internal controls over financial reporting with respect to accounting for derivative liabilities and modifications thereto, and are reasonably likely to prevent a recurrence of the error that led to the restatement of our financial statements for the fiscal quarter ended September 30, 2012.

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

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance. Incorporated by reference to Exhibit 101.INS to the Quarterly Report on Form 10-Q (File No. 000-52315) filed with the Securities and Exchange Commission on November 13, 2012.

101.SCH**
XBRL Taxonomy Extension Schema.  Incorporated by reference to Exhibit 101.SCH to the Quarterly Report on Form 10-Q (File No. 000-52315) filed with the Securities and Exchange Commission on November 13, 2012.

101.CAL**
XBRL Taxonomy Extension Calculation.  Incorporated by reference to Exhibit 101.CAL to the Quarterly Report on Form 10-Q (File No. 000-52315) filed with the Securities and Exchange Commission on November 13, 2012.

101.DEF**
XBRL Taxonomy Extension Definition.  Incorporated by reference to Exhibit 101.DEF to the Quarterly Report on Form 10-Q (File No. 000-52315) filed with the Securities and Exchange Commission on November 13, 2012.

101.LAB**
XBRL Taxonomy Extension Labels.  Incorporated by reference to Exhibit 101.LAB to the Quarterly Report on Form 10-Q (File No. 000-52315) filed with the Securities and Exchange Commission on November 13, 2012.

101.PRE**
XBRL Taxonomy Extension Presentation.  Incorporated by reference to Exhibit 101.PRE to the Quarterly Report on Form 10-Q (File No. 000-52315) filed with the Securities and Exchange Commission on November 13, 2012.

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

ATHERONOVA INC.

Date: May 8, 2013	By:	/s/Mark Selawski
Mark Selawski
Chief Financial Officer (Principal financial and accounting officer)

6