Form 10-K/A
period 2012-12-31
AtheroNova Inc.
filed 2013-05-08
CIK 1377053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Amendment #1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  No ☑

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended December 31, 2012, filed by AtheroNova Inc. (the “Company”), which was originally filed with the Securities and Exchange Commission on April 1, 2013 (the “Form 10-K”).

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

The Form 10-K/A includes amended disclosure regarding the Company’s internal control over financial reporting for the period ended December 31, 2012.

The Form 10-K/A amends and restates the following items of the Form 10-K as described above: (i) Part II, Item 9A – Controls and Procedures and (ii) Part IV, Item 15 – Exhibits, Financial Statement Schedules.

All information in the Form 10-K, as amended by the Form 10-K/A, speaks as to the date of the original filing of the Form 10-K for such period and does not reflect any subsequent information or events except as noted in the Form 10-K/A.  All information contained in the Form 10-K/A is subject to updating and supplementing as provided in the Company’s reports, as amended, filed with the Securities and Exchange Commission subsequent to the date of the initial filing of the Form 10-K.

AtheroNova Inc.

Table of Contents to Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2012

PART II
ITEM 9A. CONTROLS AND PROCEDURES	4
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	5

PART II

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of the year ended December 31, 2012, and as a result of our subsequent identification of material deficiencies in our disclosure controls and procedures for the fiscal quarters ended June 30 and September 30, 2012 that lead to a restatement of the financial statements for such fiscal quarters, we commenced the implementation of changes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  Specifically, our management thoroughly reviewed and gained fluency in the application of the relevant accounting guidance regarding accounting for derivative liabilities and modifications thereto, including, without limitation, EITF Issue No. 96-19, ASC 470-50-40 and ASC 815-15-35-4 (EITF 06-07).  We believe that these steps are reasonably likely to materially improve our internal controls over financial reporting with respect to accounting for derivative liabilities and modifications thereto, and are reasonably likely to prevent a recurrence of the error that led to the restatement of our financial statements for the fiscal quarters ended June 30 and September 30, 2012.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The financial statements filed as part of this Annual Report on Form 10-K are listed on page 26 to the Form 10-K.

The exhibits filed with this Annual Report on Form 10-K are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHERONOVA INC.
(Registrant)

Date: May 8, 2013	By:	/s/Thomas W. Gardner
Thomas W. Gardner
Chairman, Chief Executive Officer & President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Thomas W. Gardner	Chairman, Chief Executive Officer and President	May 8, 2013
Thomas W. Gardner	(Principal Executive Officer)

/s/Mark Selawski	Chief Financial Officer and Secretary	May 8, 2013
Mark Selawski	(Principal Financial and Accounting Officer)

*
Chaim Davis	Director	May 8, 2013

*
Gary Freeman	Director	May 8, 2013

*
Boris Ratiner, M.D.	Director	May 8, 2013

*	Director	May 8, 2013
Alexander Polinsky

*	Director	May 8, 2013
Paul DiPerna

*	Director	May 8, 2013
Johan (Thijs) Spoor

*	Director	May 8, 2013
Fred Knoll

* By:	/s/ Mark Selawski
Mark Selawski
as Attorney-in-Fact

Exhibit Index

Exhibit Number	Description of Exhibit

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

23.1
Consent of Independent Registered Public Accounting Firm.  Incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K (File No. 000-52315) filed with the Securities and Exchange Commission on April 1, 2013.

24.1	Power of Attorney. Incorporated by reference to the signature page to the Annual Report on Form 10-K (File No. 000-52315) filed with the Securities and Exchange Commission on April 1, 2013.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance. Incorporated by reference to Exhibit 101.INS to the Annual Report on Form 10-K (File No. 000-52315) filed with the Securities and Exchange Commission on April 1, 2013.

101.SCH**	XBRL Taxonomy Extension Schema. Incorporated by reference to Exhibit 101.SCH to the Annual Report on Form 10-K (File No. 000-52315) filed with the Securities and Exchange Commission on April 1, 2013.

101.CAL**
XBRL Taxonomy Extension Calculation.  Incorporated by reference to Exhibit 101.CAL to the Annual Report on Form 10-K (File No. 000-52315) filed with the Securities and Exchange Commission on April 1, 2013.

101.DEF**
XBRL Taxonomy Extension Definition.  Incorporated by reference to Exhibit 101.DEF to the Annual Report on Form 10-K (File No. 000-52315) filed with the Securities and Exchange Commission on April 1, 2013.

101.LAB**	XBRL Taxonomy Extension Labels. Incorporated by reference to Exhibit 101.LAB to the Annual Report on Form 10-K (File No. 000-52315) filed with the Securities and Exchange Commission on April 1, 2013.

101.PRE**
XBRL Taxonomy Extension Presentation.  Incorporated by reference to Exhibit 101.PRE to the Annual Report on Form 10-K (File No. 000-52315) filed with the Securities and Exchange Commission on April 1, 2013.

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