Form 10-Q
period 2013-03-31
AtheroNova Inc.
filed 2013-05-10
CIK 1377053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

As of May 6, 2013 there were 38,659,782 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	3

	Condensed Consolidated Statements of Operations (Unaudited) for the three month periods ended March 31, 2013 and 2012, and for the period from December 13, 2006 (Inception) through March 31, 2013	4

	Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the period from December 31, 2012 through March 31, 2013	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the three month periods ended March 31, 2013 and 2012, and for the period from December 13, 2006 (Inception) through March 31, 2013	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	25

Item 4.	Controls and Procedures	25

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits	28

Part I – Financial Information
Item 1. Financial Statements

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited)
Assets

Current Assets
Cash	$2,082,400	$2,744,046
Other Current Assets	11,420	17,622
Total Current Assets	2,093,820	2,761,668
Equipment, net	7,323	8,514
Deposits and other assets	23,777	23,777
Total Assets	$2,124,920	$2,793,959

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$545,490	$603,629
Interest payable	48,033	37,016
Total Current Liabilities	593,523	640,645

2.5% Senior secured convertible notes	1,762,833	1,762,833
Discount on convertible notes	(1,291,853)	(1,402,030)
2.5% Senior secured convertible notes, net of discount	470,980	360,803

Stockholders’ Equity:
Preferred stock $0.0001 par value, 10,000,000 shares authorized, none outstanding at March 31, 2013 and December 31, 2012	--	--
Common stock $0.0001 par value, 100,000,000 shares authorized, 38,082,875 and 37,223,640 outstanding at March 31, 2013 and December 31, 2012, respectively	3,797	3,711
Additional paid in capital	16,895,592	16,003,872
Deficit accumulated during the development stage	(15,838,972)	(14,215,072)
Total stockholders’ equity	1,060,417	1,792,511
Total Liabilities and Stockholders’ Equity	$2,124,920	$2,793,959

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
For the three month periods ended March 31, 2013 and 2012,
And for the period from December 13, 2006 (Inception) through March 31, 2013

	Three months ended March 31,		Cumulative From Inception
	2013	2012

Revenue, net	$--	$--	$--

Operating expenses:
Research and development	322,924	161,305	2,182,260
General and administrative expenses	1,179,812	743,086	7,912,899
Impairment charge-intellectual property	--	--	572,868
Total operating expenses	1,502,736	904,391	10,668,027

Loss from operations	(1,502,736)	(904,391)	(10,668,027)

Other income (expenses):
Other income	1,396	204	7,778
Merger-related expenses	--	--	(323,294)
Cancellation of related-party debt	--	--	100,000
Interest expense	(121,195)	(62,566)	(2,000,709)
Private Placement Costs	--	--	(2,148,307)
Cost to induce conversion of 12% notes	--	--	(866,083)
Gain on extinguishment of derivative liability	--	--	909,368
Change in fair value of derivative liabilities	--	1,727,274	(839,569)
Total other income (expense)	(119,799)	1,664,912	(5,160,816)

Net income (loss) before income taxes	(1,622,535)	760,521	(15,828,843)

Provision for income taxes	1,365	565	10,129
Net income (loss)	$(1,623,900)	$759,956	$(15,838,972)

Basic income (loss) per share	$(0.04)	$0.03
Diluted income (loss) per share	$(0.04)	$0.02

Basic weighted average shares outstanding	37,983,368	28,426,926
Diluted weighted average shares outstanding	37,983,368	31,615,602

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Equity
For the period from December 31, 2012 through March 31, 2013 (unaudited)

Description	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
Balance – December 31, 2012	37,223,640	$3,711	$16,003,872	$(14,215,072)	$1,792,511
Common stock issued upon exercise of warrants	859,235	86	149,961	--	150,047
Fair value of vested options and warrants	--	--	260,359	--	260,359
Fair value of shares transferred or sold to employees and directors by controlling stockholder	--	--	481,400	--	481,400
Net loss	--	--	--	(1,623,900)	(1,623,900)
Balance – March 31, 2013	38,082,875	$3,797	$16,895,592	$(15,838,972)	$1,060,417

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
For the three month periods ended March 31, 2013 and 2012,
And for the period from December 13, 2006 (Inception) through March 31, 2013

	Three months ended March 31,		Cumulative From Inception
	2013	2012
Operating Activities:
Net income (loss)	$(1,623,900)	$759,956	$(15,838,972)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on settlement of payables and accrued interest	--	--	98,733
Amortization of debt discounts	110,177	56,528	1,819,666
Depreciation	1,191	675	8,696
Fair value of vested options and warrants	260,359	221,675	2,832,115
Fair value of common stock issued for services	--	70,100	519,100
Fair value of shares transferred or sold to employees, directors and vendors by controlling stockholder	481,400	123,050	604,450
Impairment charge-intellectual property	--	--	572,867
Cost of private placement	--	--	2,148,307
Cost to induce conversion of 12% notes	--	--	866,083
Gain on conversion of debt	--	--	(909,368)
Change in fair value of derivative liabilities	--	(1,727,274)	839,569
Cancellation of debt	--	--	(100,000)
Changes in operating assets and liabilities:
Other current assets	6,202	5,696	(35,197)
Accounts payable and accrued expenses	(47,122)	151,533	790,915
Net cash used in operating activities	(811,693)	(338,061)	(5,783,036)
Investing Activities
Purchase of equipment	--	(1,999)	(16,019)
Investment in intellectual property	--	--	(372,867)
Cash received from reverse merger	--	--	1,281
Net cash used in investing activities	--	(1,999)	(387,605)
Financing Activities
Proceeds from issuance of common stock	150,047	--	4,729,502
Proceeds from 12% convertible notes-net	--	--	645,200
Repayment of convertible notes-short term	--	--	(15,000)
Proceeds from sale of 2.5% senior secured convertible notes, net	--	--	2,893,339
Net cash provided by financing activities	150,047	--	8,253,041
Net change in cash	(661,646)	(340,060)	2,082,400
Cash - beginning balance	2,744,046	616,067	--
Cash - ending balance	$2,082,400	$686,783	$2,082,400
Supplemental disclosure of cash flow information:
Cash paid for interest	--	$--	$32,666
Cash paid for income taxes	$1,365	$565	$10,129
Supplemental disclosure of non-cash investing and financing transactions:
Stockholder notes issued in exchange for intellectual property	$--	$--	$200,000
Conversion of convertible notes payable to common stock	$--	$--	$2,020,851
Derivative liability created on issuance of convertible notes and warrants	$--	$--	$1,500,000
Reclass of accounts payable to related party notes	$--	$--	$100,000
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	$--	$--	$1,556,720
Common stock issued to settle accounts payable	$--	$--	$96,747
Fair value of derivative liability extinguished upon modification of the 2.5% convertible notes	$--	$--	$3,472,549

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2013 and 2012
(Unaudited)

The accompanying condensed consolidated financial statements of AtheroNova Inc. and subsidiary (“AtheroNova,” “we,” “us, “our” and “our Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2013 or for any other interim period.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2012, which are included in the Company’s Report on Form 10-K for such year filed on April 1, 2013.  The condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements included in the Form 10-K for that year.

1.           ORGANIZATION

Z&Z Medical Holdings, Inc. (“Z&Z Nevada”) was incorporated under the laws of the State of Nevada on December 13, 2006 (Inception).  On November 30, 2009, a separate corporation named Z&Z Medical Holdings, Inc. (“Z&Z Delaware”) was incorporated under the laws of the State of Delaware and on March 3, 2010 Z&Z Nevada was merged into Z&Z Delaware.  On May 13, 2010, pursuant to an Agreement and Plan of Merger dated March 26, 2010 and our subsidiary, Z&Z Merger Corporation, merged with and into Z&Z Delaware and the surviving subsidiary corporation changed its name to AtheroNova Operations, Inc. (“AtheroNova Operations”).

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future.  The Company has incurred operating losses and negative operating cash flows since inception and has financed its working capital requirements through recurring sales of its convertible notes and equity securities.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management is currently in the process of exploring private placements of securities by the Company to accredited investors, funds and institutional investors.  The Company had warrants to purchase an aggregate of 859,235 exercised during the three months ended March 31, 2013, receiving gross proceeds of $150,047. Management believes that current funds plus the recently concluded financing activities will be sufficient to fund operations through February 2014.  Significant additional capital will be needed to advance the Company’s research and development and clinical trials as well as providing general working capital.  There can be no assurances that sufficient subsequent funding, if any at all, will be raised by this or future offerings or that the cost of such funding will be reasonable.

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

A reconciliation of basic and diluted shares for the three months ended March 31, 2013 and 2012 follows:

	March 31, 2013	March 31, 2012

Average common shares outstanding-basic	37,983,368	28,426,926
Effect of dilutive securities-
Warrants	--	2,918,439
Employee and director stock options	--	270,237

Average diluted shares	37,983,368	31,615,602

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

	March 31, 2013	March 31, 2012

Senior secured Convertible notes	6,078,734	3,294,314
Warrants	8,355,437	3,331,281
Employee and director stock options	5,634,498	4,286,761

Total potentially dilutive shares	20,068,669	10,912,356

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

The Company had derivative liabilities in 2012 relating to purchase price adjustments on certain convertible notes and warrants issued in 2010.  These agreements were modified in 2012 eliminating the reset provision and the corresponding derivate liabilities.

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

At March 31, 2013 and December 31, 2012, the fair values of cash and cash equivalents, and accounts payable approximate their carrying values.

Recently Issued Accounting Standards

Recent accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.           2.5% SENIOR SECURED CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

2010 Convertible Notes	$427,500	$427,500
2012 Convertible Notes	1,335,333	1,335,333
	$1,762,833	$1,762,833
Less Valuation Discount	(1,291,853)	(1,402,030)

Convertible Notes Payable, net	$470,980	$360,803

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

The Original Notes greatly restrict the ability of our company and AtheroNova Operations to issue indebtedness or grant liens on our or its respective assets without the Original Note holders’ consent.  They also limit and impose financial costs on our acquisition by any third party.

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

During the period ended March 31, 2013, the Company recognized interest expense of $2,671 for the 2.5% interest rate of the Second Amendment Note, and $26,719 to amortize the note discount.  The aggregate balance of the Second Amendment Notes outstanding and unamortized note discount as of March 31, 2013 amounted to $427,500 and $117,533, respectively.

2012 Convertible Notes

On July 23, 2012 the Purchasers notified us of their intention of putting the additional $1,500,000 in notes substantially in the form of the Second Amended Notes (the “2012 Notes”) in 3 tranches.  The first $500,000 was put to us and we issued 2012 Notes on September 4, 2012.  These 2012 Notes mature on September 3, 2016.  The second tranche of $498,333 was put to us and we issued 2012 Notes on October 1, 2012.  The final tranche of $500,000 was put to us and we issued 2012 Notes on October 31, 2012 for an aggregate issuance of $1,498,333.  The 2012 Notes are convertible into common stock at a per share price of $0.29 per share.  As the market price on the date of the issuance of the 2012 Notes ranged between $0.58 and $0.80 per share, the Company calculated a beneficial conversion feature up to the face value of the 2012 Notes in the aggregate of $1,498,333 representing the difference between the market price and the exercise price on the date of issuance.  The beneficial conversion feature was recorded as a valuation discount and is being amortized over the term of the 2012 Notes.

During the period ended March 31, 2013, the Company recognized interest expense of $83,458 to amortize the note discount and $8,347 for the 2.5% interest rate of the 2012 Notes.  The aggregate balance of the 2012 Notes outstanding and unamortized note discount as of March 31, 2013 amounted to $1,335,333 and $1,174,320 respectively.

Convertible notes purchased and held by Europa were $1,094,167 at both March 31, 2013 and December 31, 2012.  Europa is an entity controlled by Knoll Capital Management of which Mr. Knoll, one of our directors, is the managing director.

4.           STOCKHOLDERS’ EQUITY

Common Stock

In January and February 2013, holders of warrants to purchase 672,855 shares of our common stock at $0.223 per share exercised the warrants, resulting in cash proceeds of $150,047 and issuance of the shares upon receipt of the purchase price.

On February 4, 2013, a director of the Company and a holder of a warrant to purchase 336,427 shares of our common stock at $0.223 exercised the warrant on a “cashless exercise” basis, resulting in issuance of 186,380 shares of our common stock and cancellation of the remaining 150,047 shares purchasable under the warrant.

On March 12, 2013, a controlling stockholder sold a total of 1,624,999 shares of common stock to directors of the Company at a below-market price.  This was considered a contribution to capital and compensation expense totaling $422,500 was recognized to account for the difference between the market price of the Company’s stock at the date of the transaction and the purchase price.

On March 18, 2013, a controlling stockholder transferred a total of 95,000 shares of common stock to directors, officers and employees of the Company.  This was considered a contribution to capital and compensation expense totaling $54,900 was recognized based upon the market value of the shares on the date of transfer.

Stock Options

The Company has a stockholder-approved stock incentive plan for employees under which it has granted stock options.  In May 2010, the Company established the 2010 Stock Incentive Plan (the “2010 Plan”), which provides for the granting of awards to officers, directors, employees and consultants to purchase or acquire up to 4,362,964 shares of the Company’s common stock.  The awards have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors and are issued at an exercise price determined by the Board of Directors.  Options issued under the 2010 Plan will have an exercise price equal to or greater than the fair market value of a share of the Company’s common stock at the date of grant.  The 2010 Plan expires on May 20, 2020 as to any further granting of options.  In the three months ended March 31, 2013, a total of 227,500 options to purchase shares of the Company’s common stock were granted under the 2010 Plan.  Additionally, options to purchase 800,000 shares of the Company’s common stock were granted by the Company's Board of Directors outside of the 2010 Plan.  There were options outstanding to purchase a total of 5,634,498 shares granted under the 2010 Plan as well as outside the 2010 Plan as of March 31, 2013.  There were 77,964 shares reserved for future grants under the 2010 Plan as of March 31, 2013.

A summary of the status of the Company’s stock options as of March 31, 2013 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	4,606,998	$0.987	5.189	$119,241
Granted	1,027,500	$0.483	6.917	--
Exercised	--	--	--	--
Cancelled	--	--	--	--
Outstanding at March 31, 2013	5,634,498	$0.895	5.302	$248,123
Exercisable at March 31, 2013	2,439,814	$0.944	4.702	$148,112
Weighted-average fair value of options granted during the three month period ended March 31, 2013	$0.398

In February 2013, the Company issued options to purchase 187,500 shares of common stock to members of the Company’s Board of Directors valued at $67,647 using the Black-Scholes-Merton calculation.  The options have an exercise price of $0.425 per share, vest over a four year period and expire seven years from the date of grant.  During the period ended March 31, 2013, the Company recognized compensation costs of $18,282 based on the vesting of these options.

In February 2013, the Company issued options to purchase 840,000 shares of common stock to consultants with an estimated fair value of approximately $400,000 using the Black-Scholes-Merton calculation.  The options have an exercise price of $0.425 up to $0.50 per share, vest over a four year period and expire seven years from the date of grant.  During the period ended March 31, 2013, the Company recognized compensation costs of $14,266 based on the fair value of options that vested.

In May 2011, the Company granted a consultant a total of 1,500,000 options to purchase shares of the Company’s common stock subject to achievement of certain development milestones.  The options have an average amended exercise price $1.01 per share, become fully vested upon the achievement of the milestones and will expire in seven years from grant date.  The Company is valuing the vested options at each reporting date in accordance with current accounting guidance which require option awards issued to non-employees be based upon the current market price upon achievement or percentage of achievement of the development milestones using an option pricing model.  For the three months ending March 31, 2013, the Company has recognized a total of $60,441 in compensation costs pursuant to the achievement of the milestones.

During the three months ended March 31, 2013, the Company recognized $153,870 of compensation costs related to the vesting of options granted in prior periods.  As of March 31, 2013, the total compensation cost related to non-vested options awards not yet recognized is $1,564,928.  The weighted average period over which it is expected to be recognized is approximately 3.75 years.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges in the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012

Expected volatility	113%	123%
Dividend yield	--	--
Expected term (in years)	6.25	4.25
Risk-free interest rate	1.38%	0.90%

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

Future unamortized compensation expense on the outstanding options at March 31, 2013 is approximately $2,139,000.

Warrants

In January 2013, the Company issued warrants to purchase 50,000 shares of common stock to a consultant valued at $13,500 using the Black-Scholes-Merton calculation with the following assumptions: volatility rate of 114%, expected term of 2.5 years, risk free interest rate of 0.40% and expected dividend yield of 0%. The warrants have an exercise price of $0.50 per share, vest immediately and expire 2.5 years from date of grant. During the period ended March 31, 2013, the Company recognized compensation costs of $13,500 based upon the vesting of these warrants.

As of March 31, 2013 there are warrants to purchase 8,355,437 shares of our common stock outstanding with expiration dates ranging from August 2013 through November 2017 and exercise prices ranging from $0.22 to $1.64.

A summary of the status of our warrants as of March 31, 2013 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	9,314,720	$0.377	2.665	$783,258
Granted	50,000	$0.500	3.00	--
Exercised	(859,235)	--	--	--
Cancelled	(150,047)	--	--	--
Outstanding at March 31, 2013	8,355,438	$0.488	2.422	$1,084,973
Exercisable at March 31, 2013	8,355,438	$0.488	2.422	$1,084,973

5.           COMMITTMENTS

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

Under the Securities Purchase Agreement, CardioNova will purchase up to 275,258 shares of our common stock for a cash purchase price of $0.97 per share.  This transaction will take place in two installments.  The first installment, which took place in December 2011, was for the issuance of 154,639 shares upon receipt of $150,000 as specified in the License Agreement.  The 2nd installment of 120,619 shares will occur upon delivery of the final clinical product to be used in the Phase 1 and 2 clinical trials, which is expected to occur in the 2nd quarter of 2013.

Research Agreements

We have a research agreement signed in September 2012 with a major university in Southern California to conduct contract research in additional compounds covered under our patents pending.  This agreement calls for payment of all research costs relating to the study of dosage and efficacy of bile salts on the atherosclerotic plaque in a non-human model.  The total potential cost of the project is $193,326, to be paid in four installments over the estimated one year length of the study.  The process is ongoing and to date, $154,661 has been expensed, of which $38,665 has been recorded as part of Research and Development costs on the accompanying statement of operations for the three-month period ended March 31, 2013.

We have a testing agreement signed in September 2012 for testing of the oral toxicity of AHRO-001 in a non-human model.  The study is scheduled to be completed in June 2013 with a total cost of approximately $510,000.  The agreement can be terminated anytime and there are no commitments or guarantees other than to reimburse costs incurred prior to termination.  The process is ongoing and to date, $249,845 has been expensed, of which $133,300 has been recorded as part of Research and Development costs on the accompanying statement of operations for the three-month period ended March 31, 2013.

Formulation Development Agreement

We have a development agreement with a Pennsylvania-based Clinical Research Organization (‘CRO”) specializing in formulation and manufacturing of clinical research grade pharmaceutical products.  The agreement calls for the CRO to use our API to formulate and manufacture Phase 1 and 2 clinical trial pharmaceutical products.  The total expected cost of the project is $395,500, as amended, to be paid in progress installments over the length of the development and compounding process.  The process is ongoing and to date, $332,973 has been paid on progress payments under the agreement of which was $114,126 has been recorded as part of Research and Development costs on the accompanying statement of operations for the three-month period ending March 31, 2013.

6.           RELATED PARTY TRANSACTIONS

Accounts payable includes $4,200 and $17,533 as of March 31, 2013 and December 31, 2012, respectively, that are payable to officers and directors of the Company.

7.           SUBSEQUENT EVENTS

On April 19, 2013, one of the Purchasers of the 2012 Notes elected to convert principal in the amount of $165,000 at a per share price of $0.29 per share into 568,965 shares of our common stock.  In addition, the Company issued 7,942 shares of our common stock with a market value of $4,765 to settle $2,303 of accrued interest relating to the 2012 Note.  The issuance of these common shares will result in an additional charge of $2,462 that will be reflected as part of interest expense in the consolidated statement of operations.

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

General

Operating expenses consist primarily of payroll and related costs, formulation development, corporate infrastructure costs and research costs.  We expect that our operating expenses will increase as we initiate toxicology studies necessary to support filing of a New Drug Application (NDA) with the United States Food and Drug Administration, support costs for Phase 1 and 2 clinical trials, advancing our business plan, in addition to the added costs of operating as a public company.

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

Results of Operations

Three-month Period ended March 31, 2013 vs. 2012

	Quarters ended March 31,
	2013	2012	Increase (decrease)
Costs and expenses:
Research and development:
Share-based compensation	$-	$-	$-
Other research and development expenses	322,924	161,305	161,619
Total research and development expenses	322,924	161,305	161,619
General and administrative:
Share-based compensation	728,259	414,825	313,434
Other general and administrative expenses	451,553	328,261	123,292
Total general and administrative expenses	1,179,812	743,086	436,426
Interest expense	(121,195)	(62,566)	58,629
Change in fair value of derivative liabilities	-	1,727,274	1,727,274
Other income (expense)	31	(361)	(392)
Total other income (expense)	(121,164)	1,664,347	1,785,511
Net income (loss)	$(1,623,900)	$759,956	$2,383,856

Three months ended March 31, 2013 Compared to the three months ended March 31, 2012

During the three month periods ended March 31, 2013 and 2012, we did not recognize any revenues.  We are considered a development stage company and do not expect to have revenues relating to our products in the foreseeable future, if at all.

For the quarters ended March 31, 2013 and 2012, research and development expenses increased to $322,924 from $161,305.  This increase is primarily the result of the cost of final formulation development and production costs of Phase 1 clinical trial material, toxicology work and continuing pre-clinical work for additional products in development.  Toxicology work is still ongoing and will continue to represent a significant portion of research and development expenditures in future periods.

General and administrative costs increased to $1,179,812 in the first quarter of 2013 compared to $743,086 for the quarter ended March 31, 2012, or an increase of $436,726.  The increase in costs incurred in 2013 is due to a significant increase in consulting fees associated with the expansion of work on clinical protocols, project management and medical advisory consultants as well as stock-based compensation for shares purchased by directors from a controlling stockholder when compared to the same period of the prior year.

For the quarter ended March 31, 2013 interest expense was $121,195 compared to $62,566 in the quarter ended March 31, 2012.  This increase is due to both a higher outstanding balance on the convertible notes as well as increased amortization due to the discount recorded on the 2012 Notes issuance, which occurred in the 3rd and 4th quarters of 2012,  as well as the remaining amortization of the Second Amended Notes issuance.

Change in fair value of derivative liabilities was $1,727,274 in the three months ended March 31, 2012.  There was no such charge in 2013 as the derivative liabilities were eliminated in 2012.

Net loss for the quarter ended March 31, 2013 was $1,623,900 compared to net income of $759,956 for the quarter ended March 31, 2012 due to the gains generated in 2012 for the revaluation of derivative liabilities partially offset by operating expenses.  No comparable derivative liability gains were recorded in the current quarter, additional amortization expense was recognized in the current quarter and operating expenses associated with research and development as well as stock-based compensation expenses increased in the current period.

Liquidity and Capital Resources

We had stockholders equity of $1,060,417 at March 31, 2013, and have incurred a deficit during the development stage of $15,838,972 primarily as a result of our losses from operations and the non-cash costs relating to the accounting of debt, derivative and warrant issuances.  These losses have been incurred through a combination of research and development activities as well as patent work related to our technology, expenses related to the merger and to public reporting obligations and the costs to supporting all of these activities.  We expect to continue to incur additional losses for at least the next twelve months and for the foreseeable future.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We have financed our operations since inception primarily through equity and debt financings.  During the three months ended March 31, 2013, we had a net decrease in cash and cash equivalents of $661,646.  This decrease resulted largely from net cash used in operating activities of $811,693, partially offset by $150,047 raised through the exercise of outstanding warrants for cash.  Total liquid resources as of March 31, 2013 were $2,082,400 compared to $2,744,046 at December 31, 2012.

As of March 31, 2013, we had working capital of $1,500,297 compared to working capital of $2,121,023 at December 31, 2012.

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

During January and February 2013, 2 holders of warrants exercised their warrants to purchase 560,713 shares of our common stock and 112,142 shares of our common stock, resulting in cash proceeds to us of $125,039 and $25,008, respectively.

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

We have reported a net operating loss of $1,502,736 and non-operating expenses of $119,799 in the three months ended March 31, 2013 compared to a net operating loss of $904,391 and non-operating income of $1,664,912 for the three month period ended March 31, 2012.  The net loss attributable to common shares from date of inception, December 13, 2006 to March 31, 2013, amounts to $15,838,972.  Management believes that we will continue to incur net losses through at least March 31, 2014.

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

On June 15, 2012, we entered into the Second Amendment and Exchange Agreement with each W-Net, Europa and MKM pursuant to which the Purchasers agreed to exchange the Amended Notes for Second Amended and Restated 2.5% Senior Secured Convertible Notes (the “Second Amended Notes”). The Second Amended Notes have the same terms as the Amended Notes (as described above) except as follows: (i) each Second Amended Note has an automatic conversion provision and removal of the applicable beneficial ownership limitations effective the later of 61 days following our notice to the Purchasers of our application to list or quote our securities on a national securities exchange or the date immediately prior to the  effective date of the listing or quotation of our securities on the applicable exchange; (ii) the price-based anti-dilution provisions contained in the Amended Notes have been removed; and (iii) under the Securities Purchase Agreement, as currently amended, if we met two specified operating benchmarks during the first twenty-nine months after the closing of the first Original Note purchase, an additional $1,500,000 in note purchases, substantially in the form of the Second Amended Notes (without warrants), could be requested by us from the Purchasers.  The determination of whether we had met the benchmarks was solely at the discretion of the Purchasers.  If the benchmarks were determined to have been achieved, then we could have required the Purchasers to make the additional $1,500,000 of note purchases.  If such benchmarks were not attained in the 29-month period or we did not exercise the option to request the additional notes, then the Purchasers, in their discretion, during the next 10 days could elect to purchase up to $1,500,000 of notes, substantially in the form of the Second Amended Notes (without warrants), having an initial conversion price which is 100% of the conversion price in the Second Amended Notes.  On July 23, 2012 the Purchasers notified us of their intention of putting the additional $1,500,000 in notes in 3 tranches.  The first $500,000 was put to us and we issued notes (substantially in the form of the Second Amended Notes) (the “2012 Notes” and together with the Original Notes, the Amended Notes and the Second Amended Notes, the “Senior Notes”) on September 4, 2012.  These 2012 Notes mature on September 3, 2016.  The second tranche of $498,333 was put to us and we issued Additional Notes on October 1, 2012.  These 2012 Notes mature on September 30, 2016.  The final tranche of $500,000 was put to us and we issued 2012 Notes on October 31, 2012.  These 2012 Notes mature on October 30, 2016.  In addition, the 1,908,798 warrants to purchase shares of our common stock issued in conjunction with the Original Notes were also amended to remove the reset provision in the warrants’ exercise price.  All other existing terms of such warrants did not change.

From issuance through March 31, 2013, the Purchasers exercised their option to convert a portion of the Senior Notes into our common stock.  During the year ended December 31, 2010, principal in the amount of $98,049 and accrued interest in the amount of $965 was converted at a per share price of approximately $0.39 into 249,488 and 2,456 shares, respectively, of our common stock.  During the year ended December 31, 2011, principal on the amount of $446,600 was converted at a per share price of $0.29 into 1,540,000 shares of our common stock.  In addition, we also issued 45,164 shares of our common stock with a market value of $27,098 to settle $13,098 of accrued interest relating to the Senior Notes.  During the year ended December 31, 2012, principal on the amount of $690,851 was converted at a per share price of $0.29 into 2,382,245 shares of our common stock.  In addition, we also issued 111,475 shares of our common stock with a market value of $72,278 to settle $32,401 of accrued interest relating to these notes.  The aggregate balance of the Senior Notes outstanding as of March 31, 2013 amounted to $1,762,833.

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

Each of the Amended Notes and warrants had, until being amended in June 2012, included an anti-dilution provision that allowed for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current conversion or exercise price.  We considered the current Financial Accounting Standards Board guidance of “Determining Whether an instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument, regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers’ own stock.  Accordingly, we determined that as the conversion price of the Amended Notes and the strike price of the warrants may have fluctuated based on the occurrence of future offerings or events, such prices were not fixed amounts.  As a result, we determined that the conversion features of the Amended Notes and the warrants are not considered indexed to our stock and characterized the value of the Amended Notes and the warrants as derivative liabilities upon issuance.

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

Under the Securities Purchase Agreement, CardioNova will purchase up to 275,258 shares of our common stock for a cash purchase price of $0.97 per share.  This transaction will take place in two installments.  The first installment, which took place in December 2011, was for the issuance of 154,639 shares upon receipt of $150,000 as specified in the License Agreement.  The 2nd installment of 120,619 shares will occur upon delivery of the final clinical product to be used in the Phase 1 and 2 clinical trials, which is expected to occur in the 2rd quarter of 2013.

Research and Development Projects

We have a research agreement signed in September 2012 with a major university in Southern California to conduct contract research in additional compounds covered under our patents pending.  This agreement calls for payment of all research costs relating to the study of dosage and efficacy of bile salts on the atherosclerotic plaque in a non-human model.  The total potential cost of the project is $193,326, to be paid in installments over the length of the study.  To date, $154,661 has been paid based on the achievement benchmarks under the agreement.

We have a testing agreement signed in September 2012 for the testing of the oral toxicity of HDCA in a non-human model.  The study is scheduled to be completed in June 2013 with total costs of approximately $510,000.  The agreement can be terminated anytime and there are no commitments or guarantees other than to reimburse costs incurred prior to termination.  The process is ongoing and to date, $249,845 has been recognized, of which $133,300 has been recorded as part of Research and Development costs on the accompanying statement of operations for the three-month period ending March 31, 2013.

We have a development agreement with a Pennsylvania-based Clinical Research Organization (‘CRO”) specializing in formulation and manufacturing of clinical research grade pharmaceutical products.  The agreement calls for the CRO to use our API to formulate and manufacture Phase 1 and 2 clinical trial pharmaceutical products.  The total expected cost of the project is $395,500, as amended, to be paid in progress installments over the length of the development and compounding process.  The process is ongoing and to date, $332,973 has been recognized based upon the progress of the development and compounding process.

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

Recently Issued Accounting Standards

Recent accounting pronouncements did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control

During the quarter ended March 31, 2013, , we completed the implementation of changes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  Specifically, our management thoroughly reviewed and gained fluency in the application of the relevant accounting guidance regarding accounting for derivative liabilities and modifications thereto, including, without limitation, EITF Issue No. 96-19, ASC 470-50-40 and ASC 815-15-35-4 (EITF 06-07).  We believe that these steps are reasonably likely to materially improve our internal controls over financial reporting with respect to accounting for derivative liabilities and modifications thereto.

Part II – Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 31, 2013 we issued 560,713 shares of our common stock upon the exercise of a warrant to purchase such shares at $0.223 per share, for cash proceeds to the company of $125,039.

On February 4, 2013, we issued 112,142 shares of our common stock upon the exercise of a warrant to purchase such shares at $0.223 per share, for cash proceeds to the company of $25,008.

On February 4, 2013, a director of the company exercised a warrant to purchase 336,427 shares of our common stock at $0.223 per share using a “cashless exercise” feature of the warrant, resulting in our issuing 186,380 shares of our common stock.  There were no cash proceeds to the company in this transaction and 150,047 shares remaining under the warrant were cancelled.

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

ATHERONOVA INC.

Date: May 10, 2013	By:	/s/Mark Selawski
Mark Selawski
Chief Financial Officer (Principal financial and accounting officer)