Form 10-Q
period 2013-06-30
AtheroNova Inc.
filed 2013-08-14
CIK 1377053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 12, 2013 there were 41,199,404 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	3

	Condensed Consolidated Statements of Operations (Unaudited) for the three and six month periods ended June 30, 2013 and 2012, and for the period from December 13, 2006 (Inception) through June 30, 2013	4

	Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) (Unaudited) for the period from December 31, 2012 through June 30, 2013	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six month periods ended June 30, 2013 and 2012, and for the period from December 13, 2006 (Inception) through June 30, 2013	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	26

Item 4.	Controls and Procedures	26

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits	29

Part I – Financial Information

Item 1. Financial Statements

ATHERONOVA INC.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
Assets	(unaudited)

Current Assets
Cash	$1,173,747	$2,744,046
Other Current Assets	20,390	17,622
Total Current Assets	1,194,137	2,761,668
Equipment, net	8,136	8,514
Deposits and other assets	16,540	23,777
Total Assets	$1,218,813	$2,793,959
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$351,558	$603,629
Current portion of 2.5% Senior convertible notes, net of discount of $90,814	336,686	--
Interest payable	56,045	37,016
Total Current Liabilities	744,289	640,645

2.5% Senior secured convertible notes, net of current portion	1,170,333	1,762,833
Discount on convertible notes	(953,493)	(1,402,030)
2.5% Senior secured convertible notes, net of discount	216,840	360,803

Stockholders’ Equity:
Preferred stock $0.0001 par value, 10,000,000 shares authorized, none outstanding at June 30, 2013 and December 31, 2012	--	--
Common stock $0.0001 par value, 100,000,000 shares authorized, 40,784,018 and 37,223,640 outstanding at June 30, 2013 and December 31, 2012, respectively	4,067	3,711
Additional paid in capital	18,658,516	16,003,872
Deficit accumulated during the development stage	(18,404,899)	(14,215,072)
Total stockholders’ equity	257,684	1,792,511
Total Liabilities and Stockholders’ Equity	$1,218,813	$2,793,959

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

For the three and six month periods ended June 30, 2013 and 2012,

and for the period from December 13, 2006 (Inception) through June 30, 2013

	Three months ended June 30,		Six months ended June 30,		Cumulative From
	2013	2012	2013	2012	Inception
Revenue, net	$--	$--	$--	$--	$--

Operating expenses:
Research and development	1,496,378	214,266	1,819,302	375,571	3,678,638
General and administrative expenses	809,923	532,938	1,989,735	1,276,024	8,722,822
Impairment charge-intellectual property	--	--	--	--	572,868
Total operating expenses	2,306,301	747,204	3,809,037	1,651,595	12,974,328

Loss from operations	(2,306,301)	(747,204)	(3,809,037)	(1,651,595)	(12,974,328)

Other income (expenses):
Other income (expense)	697	172	2,093	375	8,475
Merger-related expenses	--	--	--	--	(323,294)
Cancellation of related-party debt	--	--	--	--	100,000
Interest expense	(260,323)	(132,209)	(381,518)	(194,774)	(2,261,032)
Private placement costs	--	--	--	--	(2,148,307)
Cost to induce conversion of 12% notes	--	--	--	--	(866,083)
Gain on conversion of debt	--	97,975	--	97,975	909,368
Change in fair value of derivative liabilities	--	913,223	--	2,640,497	(839,569)

Net income (loss) before income taxes	(2,565,927)	131,957	(4,188,462)	892,478	(18,394,770)

Provision for income taxes	--	800	1,365	1,365	10,129
Net income (loss)	$(2,565,927)	$131,157	$(4,189,827)	$891,113	$(18,404,899)

Basic income (loss) per share	$(0.06)	$0.00	$(0.11)	$0.03
Diluted income (loss) per share	$(0.06)	$0.00	$(0.11)	$0.03

Basic weighted average shares outstanding	40,033,581	28,626,947	39,008,474	28,526,937
Diluted weighted average shares outstanding	40,033,581	31,354,141	39,008,474	31,174,023

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity

For the period from December 31, 2012 through June 30, 2013 (unaudited)

Description	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
Balance – December 31, 2012	37,223,640	$3,711	$16,003,872	$(14,215,072)	$1,792,511
Common stock issued upon exercise of warrants at $0.223 per share	859,235	86	149,961	--	150,047
Issuance of common stock for cash at $0.97 per share	120,619	12	116,988	--	117,000
Fair value of vested options and warrants	--	--	533,973	--	533,973
Fair value of shares transferred or sold to employees and directors by controlling stockholder	--	--	481,400	--	481,400
Common stock issued upon conversion of notes payable	576,907	58	169,707	--	169,765
Fair value of common stock issued for services	1,997,161	200	1,198,097	--	1,198,297
Fair value of stock issued to settle accounts payable	6,456	--	4,518	--	4,518
Net loss	--	--	--	(4,189,827)	(4,189,827)
Balance – June 30, 2013	40,784,018	$4,067	$18,658,516	$(18,404,899)	$257,684

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the six month periods ended June 30, 2013 and 2012,

and for the period from December 13, 2006 (Inception) through June 30, 2013

			Cumulative From
	Six months ended June 30,		Inception
	2013	2012
Operating Activities:
Net income (loss)	$(4,189,827)	$891,113	$(18,404,899)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on settlement of payables and accrued interest	6,980	7,585	105,713
Amortization of debt discount	357,723	168,652	2,067,212
Depreciation	2,298	1,350	9,803
Fair value of vested options and warrants	533,973	502,669	3,105,729
Fair value of common stock issued for services	1,198,297	--	1,717,397
Fair value of shares transferred or sold to employees, directors and vendors by controlling stockholder	481,400	123,050	604,450
Impairment charge-intellectual property	--	--	572,867
Cost of private placement	--	--	2,148,307
Cost to induce conversion of 12% notes	--	--	866,083
Gain on conversion of debt	--	(97,975)	(909,368)
Change in fair value of derivative liabilities	--	(2,640,497)	839,569
Cancellation of debt	--	--	(100,000)
Changes in operating assets and liabilities:
Other assets	4,469	(34,968)	(36,930)
Accounts payable and accrued expenses	(230,739)	178,230	607,298
Net cash used in operating activities	(1,835,426)	(900,791)	(6,806,769)
Investing Activities
Purchase of equipment	(1,920)	(2,671)	(17,939)
Investment in intellectual property	--	--	(372,867)
Cash received from reverse merger	--	--	1,281
Net cash used in investing activities	(1,920)	(2,671)	(389,525)
Financing Activities
Proceeds from issuance of common stock	267,047	--	4,846,502
Proceeds from convertible notes-short term	--	700,000	645,200
Repayment of convertible notes-short term	--	--	(15,000)
Proceeds from sale of 2.5% senior secured convertible notes, net	--	--	2,893,339
Net cash provided by financing activities	267,047	700,000	8,370,041
Net change in cash	(1,570,299)	(203,462)	1,173,747
Cash - beginning balance	2,744,046	616,067	--
Cash - ending balance	$1,173,747	$412,605	$1,173,747
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,365	$1,365	$10,129
Cash paid for interest expense	$--	$--	$32,666
Supplemental disclosure of non-cash investing and financing transactions:
Stockholder notes issued in exchange for intellectual property	$--	$--	$200,000
Conversion of convertible notes payable to common stock	$169,765	$75,805	$2,190,616
Derivative liability created on issuance of convertible notes and warrants created	$--	$--	$1,500,000
Reclass of accounts payable to related party notes	$--	$--	$100,000
Common stock issued to settle accounts payable	$4,518	$23,748	$101,265
Derivative liability extinguished upon modification of 2.5% convertible notes	$--	$3,472,549	$3,472,549
Discount on short term notes payable	$--	$58,387	$58,387

See accompanying notes to condensed consolidated financial statements.

 ATHERONOVA INC.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2013 and 2012(Unaudited)

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

1.            ORGANIZATION

Z&Z Medical Holdings, Inc. (“Z&Z Nevada”) was incorporated under the laws of the State of Nevada on December 13, 2006 (Inception). On November 30, 2009, a separate corporation named Z&Z Medical Holdings, Inc. (“Z&Z Delaware”) was incorporated under the laws of the State of Delaware and on March 3, 2010 Z&Z Nevada was merged into Z&Z Delaware. On May 13, 2010, pursuant to an Agreement and Plan of Merger dated March 26, 2010, our subsidiary, Z&Z Merger Corporation, merged with and into Z&Z Delaware and the surviving subsidiary corporation changed its name to AtheroNova Operations, Inc. (“AtheroNova Operations”).

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its convertible notes and equity securities. As reflected in the accompanying condensed consolidated financial statements, the Company had a negative cash flow from operations of $1,835,426 for the period ended June 30, 2013 and accumulated deficit of $18,404,899 at June 30, 2013. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management is currently in the process of exploring private placements of securities by the Company to accredited investors, funds and institutional investors. Significant additional capital is needed to advance the Company’s research and development as well as providing general working capital. Management believes that current funds will be sufficient to fund operations through February 2014. There can be no assurances that sufficient subsequent funding, if any at all, will be raised by this or future offerings or that the cost of such funding will be reasonable.

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

A reconciliation of basic and diluted shares for the three months ended June 30, 2013 and 2012 follows:

	June 30,	June 30,
	2013	2012

Average common shares outstanding-basic	40,033,581	28,626,947
Effect of dilutive securities-
Warrants	--	2,487,980
Employee and director stock options	--	239,214

Average diluted shares	$40,033,581	$31,354,141

There were no adjustments to net income (loss) required for purposes of computing diluted earnings per share.

A reconciliation of basic and diluted shares for the six months ended June 30, 2013 and 2012 follows:

	June 30,	June 30,
	2013	2012

Average common shares outstanding-basic	39,008,474	28,526,937
Effect of dilutive securities-
Warrants	--	2,395,018
Employee and director stock options	--	252,068

Average diluted shares	$39,008,474	$31,174,023

There were no adjustments to net income (loss) required for purposes of computing diluted earnings per share.

Warrants, options and other potentially dilutive securities are antidilutive and are excluded from the dilutive calculations when their exercise or conversion price exceeds the average stock market price during the period or the effect would be anti-dilutive when applied to a net loss during the period(s) presented. The following table sets forth the shares excluded from the diluted calculation for the three month periods presented as follows:

	June 30,	June 30,
	2013	2012

Senior secured Convertible notes	5,509,769	3,057,027
Convertible notes-short term	--	1,166,667
Warrants	8,355,437	3,901,740
Employee and director stock options	5,209,498	4,317,784

Total potentially dilutive shares	$19,074,704	$12,443,218

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

The Company had derivative liabilities in 2012 relating to purchase price adjustments on certain convertible notes and warrants issued in 2010. These agreements were modified in 2012 eliminating the reset provisions and the corresponding derivative liabilities.

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

At June 30, 2013 and December 31, 2012, the fair values of cash and cash equivalents, and accounts payable approximate their carrying values.

Recently Issued Accounting Standards

     In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. This guidance is effective for annual and interim reporting periods beginning January 1, 2013. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.             2.5% SENIOR SECURED CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012

2010 Convertible Notes	$427,500	$427,500
2012 Convertible Notes	1,170,333	1,335,333
	1,597,833	1,762,833
Less Valuation Discount	(1,044,307)	(1,402,030)

Convertible Notes Payable, net	$553,526	$360,803

2010 Convertible Notes

On May 13, 2010, we entered into a Securities Purchase Agreement with W-Net Fund I, L.P. (“W-Net”), Europa International, Inc. (“Europa”) and MKM Opportunity Master Fund, Ltd. (“MKM” and together with W-Net and Europa, the “Purchasers”), pursuant to which the Purchasers, on May 13, 2010, purchased from us (i) 2.5% Senior Secured Convertible Notes (the “Original Notes”) for a cash purchase price of $1,500,000, and (ii) Common Stock Purchase Warrants pursuant to which the Purchasers may purchase up to 1,908,798 shares of our common stock at an exercise price equal to approximately $0.39 per share (the “Capital Raise Transaction”), as amended.

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

During the period ended June 30, 2013, the Company recognized interest expense of $5,344 and $53,438 to amortize the note discount. The aggregate outstanding balance and unamortized note discount as of June 30, 2013 amounted to $427,500 and $90,814, respectively. The notes are due on May 12, 2014 and effective with the quarter ended June 30, 2013 have been reclassified as a current liability.

2012 Convertible Notes

On July 23, 2012 current note holders notified us of their intention of putting the additional $1,500,000 in notes substantially in the form of the Second Amended Notes (the “2012 Notes”) in 3 tranches. The first $500,000 was put to us and we issued 2012 Notes on September 4, 2012. These 2012 Notes mature on September 3, 2016. The second tranche of $498,333 was put to us and we issued 2012 Notes on October 1, 2012. The final tranche of $500,000 was put to us and we issued 2012 Notes on October 31, 2012 for an aggregate issuance of $1,498,333. The 2012 Notes are convertible into common stock at a per share price of $0.29 per share. As the market price on the date of the issuance of the 2012 Notes ranged between $0.58 and $0.80 per share, the Company calculated a beneficial conversion feature up to the face value of the 2012 Notes in the aggregate of $1,498,333 representing the difference between the market price and the exercise price on the date of issuance. The beneficial conversion feature was recorded as a valuation discount and is being amortized over the term of the 2012 Notes.

During the period ended June 30, 2013, principal on the amount of $165,000 was converted at a per share price of $0.29 into 568,965 shares of our common stock. The Company also issued 7,942 shares of our common stock with a market value of $4,765 to settle $2,303 of accrued interest relating to these notes. The issuance of these common shares resulted in an additional charge of $2,462 that has been reflected as part of interest expense in the accompanying statement of operations. Furthermore, the Company also recorded interest expense of $145,504 to expense the corresponding unamortized note discount of the converted note.

During the period ended June 30, 2013, the Company recognized interest expense of $15,988 and $158,781 to amortize the note discount. The aggregate balance of the 2012 Notes outstanding and unamortized note discount as of June 30, 2013 amounted to $1,170,333 and $953,495 respectively.

4.             STOCKHOLDERS’ EQUITY

Common Stock

In January and February 2013, the Company issued a total of 859,235 shares of common stock for total proceeds of $150,047. The shares of common stock were issued pursuant to exercise of 859,235 warrants at $0.223/share. Included in the warrants exercised were 336,427 warrants exercised on a “cashless exercise” basis, resulting in issuance of 186,380 shares of our common stock and cancellation of the remaining 150,047 shares purchasable under the warrant.

In March 2013, a controlling stockholder sold 1,624,999 shares of common stock and transferred 95,000 shares of common stock to certain officers and directors of the Company. These transactions involving the officers and directors were considered compensatory and the difference between the fair value and the sales price was recorded as a contribution to capital and compensation expense totaling $481,400.

On May 22, 2013 we issued a total of 1,997,161 shares of our common stock valued at $0.73 per share, or $1,198,297, to OOO CardioNova in consideration for the achievement of milestones under the 2011 Licensing Agreement (see Note 5). The shares issued were valued at the trading price on the approval date of the Company’s Board of Directors and recorded as research and development expenses.

On June 14, 2013 OOO CardioNova purchased 120,619 shares of common stock at $0.97/share or $117,000 pursuant to a 2011 Securities Purchase Agreement and 2011 Licensing Agreement (See Note 5).

On June 24, 2013, we issued 6,456 shares of our common stock with a fair value of $0.70/share or $4,518 in settlement of $4,200 of consulting fees owed to a director of the Company. The issuance of these common shares resulted in an additional charge of $319 that has been reflected as an additional expense in the accompanying statement of operations.

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

A summary of the status of the Company’s stock options as of June 30, 2013 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	4,606,998	$0.987	5.189	$119,241
Granted	1,602,500	0.558	6.756	--
Exercised	--	--	--	--
Cancelled	(1,000,000)	1.010	-
Outstanding at June 30, 2013	5,209,498	$0.851	5.172	$556,483
Exercisable at June 30, 2013	2,652,281	$0.943	4.458	$252,641
Weighted-average fair value of options granted during the six month period ended June 30, 2013	$0.50

During the period ended June 30, 2013, the Company issued options to purchase 352,500 shares of common stock to an employee and members of the Company’s Board of Directors valued at $181,497 using the Black-Scholes-Merton calculation. The options have an exercise price of $0.43 up to $0.69 per share, vest over a four year period and expire seven years from the date of grant. During the period ended June 30, 2013, the Company recognized compensation costs of $24,875 based on the vesting of these options.

During the period ended June 30, 2013, the Company issued options to purchase 1,250,000 shares of common stock to consultants with an estimated fair value of approximately $902,500 using the Black-Scholes-Merton calculation. The options have an exercise price from $0.43 to $0.69 per share, vest over a four year period and expire seven years from the date of grant. During the period ended June 30, 2013, the Company recognized compensation costs of $59,251 based on the fair value of options that vested.

In May 2011, the Company granted a consultant a total of 1,500,000 options to purchase shares of the Company’s common stock. These options will only become fully vested upon the achievement of certain milestones and will expire in seven years from grant date. At the beginning of the period, a total of 1,350,000 options remain unvested. In March and May 2013, certain milestones were achieved resulting in a total of 350,000 options becoming fully vested and the Company recognized compensation costs $117,257 based on the fair value of these options using the Black-Scholes-Merton calculation. In June 2013, the Company and the consultant agreed to cancel the remaining unvested option to purchase 1,000,000 shares of common stock at $1.01/share.

During the six months ended June 30, 2013, the Company recognized $319,090 of compensation costs related to the vesting of options granted in prior periods. As of June 30, 2013, the total compensation cost related to all nonvested option awards not yet recognized is approximately $2,288,456.  The weighted average period over which it is expected to be recognized is approximately 3.25 years.

To compute compensation expense, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes-Merton option pricing model for employees, and calculated the fair value of each option award at the end of the period for non-employees. In prior periods, the Company based the expected volatility assumption on a volatility index of publicly traded peer companies. During the current period, the Company determined that its stock price has matured and there is a consistent level of trading activity, as such, the Company used the volatility percentage of its common stock. The expected term of options granted represents the period of time that options are expected to be outstanding. The Company estimated the expected term of stock options by using the simplified method. The expected forfeiture rates are based on the historical employee forfeiture experiences. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards. The Company has not declared a dividend on its common stock since its inception and has no intentions of declaring a dividend in the foreseeable future and therefore used a dividend yield of zero.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges in the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,				Six months ended June 30,
	2013	2012			2013			2012

Expected volatility	226%	111%	-	112%	113%	-	226%	123%
Dividend yield	--		--			--		--
Expected term (in years)	6.25	1.75	-	5.92		6.25		4.25
Risk-free interest rate	1.59%	0.42	-	1.43%	1.38	-	1.59%	0.90%

Warrants

In January 2013, the Company issued warrants to purchase 50,000 shares of common stock at an exercise price of $0.50 per share to a consultant which were valued at $13,500 using the Black-Scholes-Merton calculation with the following assumptions: volatility rate of 114%, expected term of 2.5 years, risk free interest rate of 0.40% and expected dividend yield of 0%. The warrants have an exercise price of $0.50 per share, vest immediately and expire 2.5 years from date of grant. During the period ended June 30, 2013, the Company recognized compensation costs of $13,500 based upon the vesting of these warrants.

A summary of the status of our warrants as of June 30, 2012 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	9,314,720	$0.377	2.665	$783,258
Granted	50,000	0.500	3.000	--
Exercised	(859,235)	--	--	--
Cancelled	(150,047)	--	--	--
Outstanding at June 30, 2013	8,355,438	$0.488	2.422	$2,217,218
Exercisable at June 30, 2013	8,355,438	$0.488	2.422	$2,217,218

5.            COMMITTMENTS

CardioNova Agreement

In October 2011, we entered into two definitive agreements with OOO CardioNova, a wholly-owned subsidiary of Maxwell Biotech Group, a Russian biotech fund, covering our AHRO-001 compound. The agreements cover a territory represented by the Russian Federation, the Ukraine and various countries in central Asia (the “Territory”).

Under the licensing agreement OOO CardioNova (“CardioNova”) will become an equity investor in the Company in exchange for the funding of Phase 1 and 2 human clinical trials conducted by a Clinical Research Organization (“CRO”) located in Russia. A Joint Steering Committee was subsequently established between both entities to determine the final clinical protocols and approved a research budget of $3.8 million.

Pursuant to the agreement, common stock equal to 10%, 20%, 40%, and 30% of the approved research budget of $3.8 million will be issued upon completion of certain phases of the clinical trials. The shares to be issued will be determined based upon a 20 day average price prior to issuance up to $0.97/share.

During the period ended June 30, 2013, certain clinical trials were achieved. As a result, the Company issued a total of 1,997,161 non-refundable shares of common stock representing the first 30% of the budget with a fair value of $1,198,297 or $0.60/share. The fair value of the shares issued was based upon the trading price of the Company’s common stock upon its approval by the Company’s Board of Directors, and has been included in research and development costs for the three and six month period ending June 30, 2013.

If CardioNova successfully develops and commercializes AHRO-001 in the Territory, we will be entitled to receive a quarterly royalty, based on net sales during the period using an escalating scale. The royalty agreement shall remain in force for the period in which intellectual property rights for AHRO-001 are in full force and effect in the Territory.

Under the Securities Purchase Agreement, CardioNova purchased a total of 275,258 shares of our common stock for a cash purchase price of $0.97 per share. This transaction took take place in two installments. The first installment, which took place in December 2011, was for the issuance of 154,639 shares upon receipt of $150,000 as specified in the License Agreement. The 2nd installment of 120,619 shares was issued in June 2013 upon the receipt of the final $117,000 due upon shipment of the final clinical product to be used in the Phase 1 clinical trials, which occurred in early June 2013 (see Note 4).

Research Agreements

We have a research agreement signed in September 2012 and amended in April 2013, with a major university in Southern California to conduct contract research in additional compounds covered under our patents pending. This agreement calls for payment of all research costs relating to the study of dosage and efficacy of bile salts on the atherosclerotic plaque in a non-human model. The total potential cost of the amended project is $236,323, to be paid in four installments over the estimated one year length of the study. The process is ongoing and to date, $154,661 has been expensed, of which $0 and $38,665 has been recorded as part of Research and Development costs on the accompanying statement of operations for the three-and six month periods ended June 30, 2013, respectively.

We have a testing agreement signed in September 2012 for testing of the oral toxicity of AHRO-001 in a non-human model. The study is scheduled to be completed in June 2013 with a total cost of approximately $510,000. The agreement can be terminated anytime and there are no commitments or guarantees other than to reimburse costs incurred prior to termination. The process is ongoing and to date, $450,430 has been expensed, of which $200,585 and $333,885 has been recorded as part of Research and Development costs on the accompanying statement of operations for the three-and six month periods ended June 30, 2013, respectively.

Formulation Development Agreement

We have a development agreement with a Pennsylvania-based Clinical Research Organization (“CRO”) specializing in formulation and manufacturing of clinical research grade pharmaceutical products. The agreement calls for the CRO to use our API to formulate and manufacture Phase 1 and 2 clinical trial pharmaceutical products. The total expected cost of the project is $395,500, as amended, to be paid in progress installments over the length of the development and compounding process. The process is essentially complete after shipment of the Phase 1 clinical trial drug supply in early June 2013, with only product stability testing over the estimated drug supply shelf life remaining. To date, $395,801 has been paid on progress payments under the agreement of which $62,828 and $176,954 has been recorded as part of Research and Development costs on the accompanying statement of operations for the three-and six month periods ending June 30, 2013, respectively.

6.             RELATED PARTY TRANSACTIONS

Accounts payable includes $22,667 and $17,533 as of June 30, 2013 and December 31, 2012, respectively, that are payable to officers and directors of the Company.

2.5% Senior secured convertible notes includes $1,094,167 convertible notes purchased and held by Europa at both June 30, 2013 and December 31, 2012. Europa is an entity controlled by Knoll Capital Management of which Mr. Knoll, one of our directors, is the managing director.

7.            SUBSEQUENT EVENTS

On August 8 and 12, 2013, the Company sold to three accredited investors, in private placement transactions, an aggregate of 415,386 units at $0.65 per unit, resulting in gross proceeds to the Company of $270,000. Each unit represents a share of the Company’s common stock and a warrant to purchase 0.30 shares of the Company’s common stock at an exercise price of $0.75 per share. The warrants are fully vested and are exercisable for ten years from the date of issue.

                Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three and six months ended June 30, 2013 and 2012. The discussion and analysis that follows should be read together with the condensed consolidated financial statements and the notes to the financial statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in the section of our annual report on Form 10-K captioned “Risk Factors.”

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

The following represents a discussion of the operations of the Company for the periods presented.

Results of Operations

Three-month period ended June 30, 2013 vs. 2012.

	Quarters ended June 30,		Increase
	2013	2012	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$1,198,297	$--	$1,198,297
Other research and development expenses	298,081	214,266	83,815
Total research and development expenses	1,496,378	214,266	1,282,112
General and administrative:
Share-based compensation	273,614	210,894	62,720
Other general and administrative expenses	536,309	322,044	214,265
Total general and administrative expenses	809,923	532,938	276,985
Interest expense	(260,323)	(132,209)	(128,114)
Gain on conversion of debt	--	97,975	(97,975)
Change in fair value of derivative liabilities	--	913,223	(913,223)
Other income (expense)	697	(628)	1,325
Total other income (expense)	(259,626)	878,361	(1,137,987)
Net income (loss)	$(2,565,927)	$131,157	$(2,697,084)

Three months ended June 30, 2013 Compared to the three months ended June 30, 2012

During the three month periods ended June 30, 2013 and 2012, we did not recognize any revenues. We are considered a development stage company and do not expect to have revenues relating to our products in the foreseeable future, if at all.

For the quarters ended June 30, 2013 and 2012, research and development expenses increased to $1,496,378 from $214,266. This increase is primarily the result of stock-based payments associated with issuance of 1,997,161 shares of our common stock valued at $1,198,297 to CardioNova, representing 30% of the approved budget for Phase 1 and 2 clinical trials after achieving 2 benchmarks specified in the License Agreement. Additionally, expenses associated with toxicology work increased significantly due to the undertaking of several non-human toxicology studies.

General and administrative costs increased to $809,923 in the second quarter of 2013 compared to $532,938 for the quarter ended June 30, 2012, or an increase of $276,985. The increase in costs incurred in 2013 is due to the costs associated with consultants, investor relations and other costs associated with our public-company status as well as the cost of stock based compensation expense of $273,614 for our officers, directors and consultants when compared to the same period of 2012.

For the quarter ended June 30, 2013 interest expense was $260,323 compared to $132,209 in the quarter ended June 30, 2012. This change is due to expensing the remaining unamortized discount on the $165,000 of Senior Convertible Notes converted in the current quarter with no comparable conversion in the prior year.

There was no gain on conversion of debt in the quarter ended June 30, 2013 compared to $97,975 in the same period of 2012. This gain occurred upon the conversion into common stock of $68,813 of the fair value of the Notes in May 2012 with no fair value values in the current year.

Change in fair value of derivative liabilities decreased to $0 in the three months ended June 30, 2013 compared to income of $913,223 for the three months ended June 30, 2012. This change in fair value results from revaluation in 2012 on the day prior to the issuance of the 2nd amendment of the Senior Notes and warrants on which our derivative liabilities are associated. The revision resulted in the elimination of the derivative liabilities and the quarterly measurement and associated changes recorded in the statement of operations.

Net loss for the quarter ended June 30, 2013 was $2,565,927 compared to net income of $131,157 for the quarter ended June 30, 2012 due to the gain generated from the transactions and resulting revaluations for our derivative liabilities in 2012 compared to the increasing expenses associated with significantly higher research and development costs of toxicology and preparation of protocols and other clinical trial start-up costs.

Six-month period ended June 30, 2013 vs. 2012.

	Six months ended June 30,		Increase
	2013	2012	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$1,198,297	$--	$1,198,297
Other research and development expenses	621,005	375,571	245,434
Total research and development expenses	1,819,302	375,571	1,443,731
General and administrative:
Share-based compensation	1,001,873	625,719	376,154
Other general and administrative expenses	987.862	650,305	337,557
Total general and administrative expenses	1,989,735	1,276,024	713,711
Interest expense	(381,518)	(194,774)	(186,744)
Gain on conversion of debt	--	97,975	(97,975)
Change in fair value of derivative liabilities	--	2,640,497	(2,640,497)
Other income (expense)	728	(990)	1,718
Total other income (expense)	(380,790)	2,542,708	(2,923,498)
Net income (loss)	$(4,189,827)	$891,113	$(5,080,940)

Six months ended June 30, 2013 Compared to the six months ended June 30, 2012

During the six month periods ended June 30, 2013 and 2012, we did not recognize any revenues. We are considered a development stage company and do not expect to have revenues relating to our products in the foreseeable future, if at all.

For the six months ended June 30, 2013 and 2012, research and development expenses increased to $1,819,302 from $375,571. This increase is primarily the result of expenses associated with the protocol development and Phase 1 preparatory costs, paid for with issuance of common stock, ongoing toxicology studies and development and production of our first clinical grade active pharmaceutical ingredient for Phase 1 clinical trials. The activities in the six month period ending June 30, 2012 consisted of ongoing development of clinical grade active pharmaceutical ingredient.

General and administrative costs increased to $1,989,735 in the first six months of 2013 compared to $1,276,024 for the six months ended June 30, 2012, or an increase of $713,711. The increase in costs incurred in 2013 is due to the costs associated with additional consultants, investor relations and other costs associated with our public-company status as well as the cost of stock based compensation expense of $533,973 for our officers, directors and consultants, when compared to the same period of 2012.

For the six month period ended June 30, 2013 interest expense was $381,518 compared to $194,774 in the six month period ended June 30, 2012. This change is due to recognition of the remaining unamortized discount on the $165,000 of Senior Notes converted in the current year with no corresponding conversion in 2012.

There was no gain on conversion of debt in the six months ended June 30, 2013 compared to $97,975 in the same period of 2012. This gain was due to the recognition of a derivative liability upon the conversion into common stock of $68,813 of the Notes in May 2012.

Change in fair value of derivative liabilities resulted in income of $2,640,497 in the six months ended June 30, 2012 with no comparable gain for the six months ended June 30, 2013. This change in fair value in 2012 results from revaluing our derivative liabilities associated with the outstanding balance of convertible notes and warrants issued in 2010 and elimination of the derivative liabilities due to the amendment of the Senior Notes and warrants to remove the anti-dilution provisions contained in each.

Net loss for the six month period ended June 30, 2013 was $4,189,827 compared to net income of $891,113 for the six month period ended June 30, 2012. The income generated in 2012 was from the re-valuing our derivative liabilities which is only partially offset by payroll and stock based compensation for employees, officers and directors retained by the us as well as the costs associated with the development and formulation of clinical-grade active pharmaceutical ingredient and work on the Phase 1 clinical trial material. 2013’s loss is a result of additional expenses for preparation of Phase 1 protocols, additional costs for consultants supporting our clinical and development operations and no income generating revaluations of derivative liabilities that were extinguished in June 2012.

Liquidity and Capital Resources

We have incurred a deficit during the development stage of $18,404,899 primarily as a result of our losses from operations and the non-cash costs relating to the accounting of debt, derivative and warrant issuances. These losses have been incurred through a combination of research and development activities as well as patent work related to our technology, expenses related to the merger and to public reporting obligations and the costs to supporting all of these activities. We expect to continue to incur additional losses for at least the next twelve months and for the foreseeable future. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We have financed our operations since inception primarily through equity and debt financings. During the six months ended June 30, 2013, we had a net decrease in cash and cash equivalents of $1,570,299. This decrease resulted largely from net cash used in operating activities of $1,835,426, partially offset by $150,047 raised through the exercise of warrants to purchase 859,235 shares of our common stock and purchase of 120,619 of our common shares for $117,000. Total cash as of June 30, 2013 was $1,173,747 compared to $2,744,046 at December 31, 2012.

As of June 30, 2013, we had working capital of $359,034 compared to working capital of $2,121,023 at December 31, 2012.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through June 30, 2013, a significant portion of our financing has been through private placements of common stock and warrants and debt financing. Unless our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through sources of capital similar to those previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.

During June 2013, OOO CardioNova purchased the 2nd tranche of our common stock pursuant to a 2011 Securities Purchase Agreement and 2011 Licensing Agreement which resulted in the purchase of 120,619 shares of our common stock and cash proceeds to us of $117,000.

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

We have reported a net operating loss of $2,306,301 in the three months ended June 30, 2013, compared to a net operating loss of $747,204 for the three month period ended June 30, 2012, offset by non-cash gains on valuation of derivative liabilities and debt conversion gains of $1,011,198 in the prior year.  We have reported a net operating loss of $3,809,037 in the six months ended June 30, 2013, compared to a net operating loss of $1,651,595 in the six months ended June 30, 2012, offset by non-cash gains on valuation of derivative liabilities and debt conversion gains of $2,738,472.  The net loss attributable to common shares from date of inception, December 13, 2006 to June 30, 2013, amounts to $18,404,899.

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

From issuance through June 30, 2013, the Purchasers exercised their option to convert a portion of the Senior Notes into our common stock. During the year ended December 31, 2010, principal in the amount of $98,049 and accrued interest in the amount of $965 was converted at a per share price of approximately $0.39 into 249,488 and 2,456 shares, respectively, of our common stock. During the year ended December 31, 2011, principal in the amount of $446,600 was converted at a per share price of $0.29 into 1,540,000 shares of our common stock. In addition, we also issued 45,164 shares of our common stock with a market value of $27,098 to settle $13,098 of accrued interest relating to the Senior Notes. During the year ended December 31, 2012, principal on the amount of $690,851 was converted at a per share price of $0.29 into 2,382,245 shares of our common stock. In addition, we also issued 111,475 shares of our common stock with a market value of $72,278 to settle $32,401 of accrued interest relating to these notes. The aggregate balance of the Senior Notes outstanding as of June 30, 2013 amounted to $1,597,833.

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

Under the licensing agreement OOO CardioNova (“CardioNova”) will become an equity investor in our company in exchange for the funding of Phase 1 and 2 human clinical trials conducted by a Clinical Research Organization (“CRO”) located in Russia. A Joint Steering Committee was subsequently established between both entities to determine the final clinical protocols and approved a research budget of $3.8 million.

Pursuant to the agreement, common stock equal to 10%, 20%, 40%, and 30% of the approved research budget of $3.8 million will be issued upon completion of certain phases of the clinical trials. The shares to be issued will be determined based upon a 20 day average price prior to issuance up to $0.97/share.

During the period ended June 30, 2013, certain clinical trials were achieved. As a result, we issued a total of 1,997,161 shares of common stock representing the first 30% of the budget with a fair value of $1,198,297 or $0.60/share. The fair value of the shares issued was based upon the trading price of our common stock upon its approval by our board of directors. The entire $1,198,297 was recorded as part of Research & Development expenses in the accompanying financial statements.

                If CardioNova successfully develops and commercializes AHRO-001 in the Territory, we will be entitled to receive a quarterly royalty, based on net sales during the period using an escalating scale. The royalty agreement shall remain in force for the period in which intellectual property rights for AHRO-001 are in full force and effect in the Territory.

Under the Securities Purchase Agreement, CardioNova purchased a total of 275,258 shares of our common stock for a cash purchase price of $0.97 per share. This transaction took take place in two installments. The first installment, which took place in December 2011, was for the issuance of 154,639 shares upon receipt of $150,000 as specified in the License Agreement. The 2nd installment of 120,619 shares was issued in June 2013 upon the receipt of the final $117,000 due upon shipment of the final clinical product to be used in the Phase 1 clinical trials, which occurred in early June 2013.

Research and Development Projects

We have a research agreement signed in September 2012 and amended in April 2013, with a major university in Southern California to conduct contract research in additional compounds covered under our patents pending. This agreement calls for payment of all research costs relating to the study of dosage and efficacy of bile salts on the atherosclerotic plaque in a non-human model. The total potential cost of the project is $236,323, to be paid in installments over the length of the study. To date, $154,661 has been paid based on the achievement benchmarks under the agreement.

We have a testing agreement signed in September 2012 for the testing of the oral toxicity of HDCA in a non-human model. The study is scheduled to be completed in June 2013 with total costs of approximately $510,000. The agreement can be terminated anytime and there are no commitments or guarantees other than to reimburse costs incurred prior to termination. The process is ongoing and to date, $450,430 has been recognized, of which $200,585 and $333,885 have been recorded as part of Research and Development costs on the accompanying statement of operations for the three and six month periods ending June 30, 2013, respectively.

We have a development agreement with a Pennsylvania-based Clinical Research Organization (“CRO”) specializing in formulation and manufacturing of clinical research grade pharmaceutical products. The agreement calls for the CRO to use our API to formulate and manufacture Phase 1 and 2 clinical trial pharmaceutical products. The total expected cost of the project is $395,500, as amended, to be paid in progress installments over the length of the development and compounding process. The process is essentially complete after shipment of the Phase 1 clinical trial drug supply in early June 2013, with only product stability testing over the estimated drug supply shelf life remaining. To date, $395,801 has been paid on progress payments under the agreement of which $62,828 and $176,954 has been recorded as part of Research and Development costs on the accompanying statement of operations for the three-and six month periods ending June 30, 2013, respectively.

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

Recently Issued Accounting Standards

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. This guidance is effective for annual and interim reporting periods beginning January 1, 2013. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

Other recent accounting pronouncements did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

 Changes in Internal Control

During the quarter ended June 30, 2013, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On May 22, 2013 we issued 1,997,161 shares of our common stock valued at $1,198,297, or $0.60 per share based on the closing sale price of our common stock on the date of issuance (as quoted on the OTCQB), to CardioNova upon 2 milestone achievements in the development of protocols and other preparation costs for Phase 1 clinical trials paid for by CardioNova.

On June 14, 2013, we sold 120,619 shares of our common stock at $0.97 per share for cash proceeds of $117,000 in accordance with the CardioNova License Agreement pertaining to the supply of clinical drug supplies to CardioNova to conduct the Phase 1 clinical trials.

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

ATHERONOVA INC.

Date: August 14, 2013	By:	/s/Mark Selawski
Mark Selawski
Chief Financial Officer (Principal financial and accounting officer)