Form 10-Q
period 2013-09-30
AtheroNova Inc.
filed 2013-11-12
CIK 1377053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 6, 2013 there were 41,584,020 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	3

	Condensed Consolidated Statements of Operations (Unaudited) for the three and nine month periods ended September 30, 2013 and 2012, and for the period from December 13, 2006 (Inception) through September 30, 2013	4

	Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) (Unaudited) for the period from December 31, 2012 through September 30, 2013	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine month periods ended September 30, 2013 and 2012, and for the period from December 13, 2006 (Inception) through September 30, 2013	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	27

Item 4.	Controls and Procedures	27

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6.	Exhibits	30

Part I – Financial Information

Item 1. Financial Statements

ATHERONOVA INC.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets

Current Assets
Cash	$860,160	$2,744,046
Other Current Assets	23,885	17,622
Total Current Assets	884,045	2,761,668
Equipment, net	7,240	8,514
Deposits and other assets	16,540	23,777
Total Assets	$907,825	$2,793,959

Liabilities and Stockholders’ Equity (Deficiency)

Current Liabilities:
Accounts payable and accrued expenses	$372,761	$603,629
Current portion of 2.5% Senior convertible notes, net of discount of $64,095	363,405	-
Interest payable	66,254	37,016
Total Current Liabilities	802,420	640,645

2.5% Senior secured convertible notes, net of current portion	1,170,333	1,762,833
Discount on convertible notes	(880,347)	(1,402,030)
2.5% Senior secured convertible notes, net of discount	289,986	360,803

Stockholders’ Equity (Deficiency):
Preferred stock $0.0001 par value, 10,000,000 shares authorized, none outstanding at September 30, 2013 and December 31, 2012	-	-
Common stock $0.0001 par value, 100,000,000 shares authorized, 41,584,020 and 37,223,640 outstanding at September 30, 2013 and December 31, 2012, respectively	4,147	3,711
Additional paid in capital	19,369,906	16,003,872
Deficit accumulated during the development stage	(19,558,634)	(14,215,072)
Total stockholders’ equity (deficiency)	(184,581)	1,792,511
Total Liabilities and Stockholders’ Equity (Deficiency)	$907,825	$2,793,959

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

For the three and nine month periods ended September 30, 2013 and 2012,

and for the period from December 13, 2006 (Inception) through September 30, 2013

	Three months ended September 30,		Nine months ended September 30,		Cumulative From
	2013	2012	2013	2012	Inception

Revenue, net	$-	$-	$-	$-	$-

Operating expenses:
Research and development	255,028	184,868	876,033	560,439	2,735,369
Research and development-related party	-	-	1,198,297	-	1,198,297
General and administrative expenses	788,864	474,131	2,778,599	1,750,155	9,511,686
Impairment charge-intellectual property	-	-	-	-	572,868
Total operating expenses	1,043,892	658,999	4,852,929	2,310,594	14,018,220

Loss from operations	(1,043,892)	(658,999)	(4,852,929)	(2,310,594)	(14,018,220)

Other income (expenses):
Other income (expense)	230	134	2,323	509	8,705
Merger-related expenses	-	-	-	-	(323,294)
Cancellation of related-party debt	-	-	-	-	100,000
Interest expense	(110,073)	(200,380)	(491,591)	(395,154)	(2,371,105)
Private placement costs	-	-	-	-	(2,148,307)
Cost to induce conversion of 12% notes	-	-	-	-	(866,083)
Gain on conversion of debt	-	-	-	97,975	909,368
Gain (loss) on change in fair value of derivative liabilities	-	-	-	2,640,497	(839,569)

Net income (loss) before income taxes	(1,153,735)	(859,245)	(5,342,197)	33,233	(19,548,505)

Provision for income taxes	-	-	1,365	1,365	10,129
Net income (loss)	$(1,153,735)	$(859,245)	$(5,343,562)	$31,868	(19,558,634)

Basic income (loss) per share	$(0.03)	$(0.03)	$(0.13)	$0.00
Diluted income (loss) per share	$(0.03)	$(0.03)	$(0.13)	$0.00

Basic weighted average shares outstanding	41,317,353	28,935,233	39,778,101	28,663,035
Diluted weighted average shares outstanding	41,317,353	28,935,233	39,778,101	31,331,702

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)

For the period from December 31, 2012 through September 30, 2013 (unaudited)

Description	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficiency)
Balance – December 31, 2012	37,223,640	$3,711	$16,003,872	$(14,215,072)	$1,792,511
Common stock issued upon exercise of warrants at $0.223 per share	859,235	86	149,961	-	150,047
Issuance of common stock for cash at $0.65 per share	800,002	80	519,921		520,001
Issuance of common stock for cash at $0.97 per share	120,619	12	116,988	-	117,000
Fair value of vested options and warrants	-	-	725,442	-	725,442
Fair value of shares transferred or sold to employees and directors by controlling stockholder	-	-	481,400	-	481,400
Fair value of common stock issued upon conversion of notes payable	576,907	58	169,707	-	169,765
Fair value of common stock issued for services	1,997,161	200	1,198,097	-	1,198,297
Fair value of stock issued to settle accounts payable	6,456	-	4,518	-	4,518
Net loss	-	-	-	(5,343,562)	(5,343,562)
Balance – September 30, 2013	41,584,020	$4,147	$19,369,906	$(19,558,634)	$(184,581)

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the nine month periods ended September 30, 2013 and 2012,

and for the period from December 13, 2006 (Inception) through September 30, 2013

	Nine months ended September 30,		Cumulative From Inception
	2013	2012
Operating Activities:
Net income (loss)	$(5,343,562)	$31,868	$(19,558,634)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on settlement of payables and accrued interest	6,980	19,439	105,713
Amortization of debt discount	457,588	384,605	2,167,077
Depreciation	3,194	2,145	10,699
Fair value of vested options and warrants	725,442	696,795	3,297,198
Fair value of common stock issued for services	1,198,297	-	1,717,397
Fair value of shares transferred or sold to employees, directors and vendors by controlling stockholder	481,400	123,050	604,450
Impairment charge-intellectual property	-	-	572,867
Cost of private placement	-	-	2,148,307
Cost to induce conversion of 12% notes	-	-	866,083
Gain on conversion of debt	-	(97,975)	(909,368)
Change in fair value of derivative liabilities	-	(2,640,497)	839,569
Cancellation of debt	-	-	(100,000)
Changes in operating assets and liabilities:
Other assets	974	(33,514)	(40,425)
Accounts payable and accrued expenses	(199,327)	143,904	638,710
Net cash used in operating activities	(2,669,014)	(1,370,180)	(7,640,357)
Investing Activities
Purchase of equipment	(1,920)	(4,300)	(17,939)
Investment in intellectual property	-	-	(372,867)
Cash received from reverse merger	-	-	1,281
Net cash used in investing activities	(1,920)	(4,300)	(389,525)
Financing Activities
Proceeds from issuance of common stock	787,048	-	5,366,503
Proceeds from convertible notes-short term	-	645,200	645,200
Repayment of convertible notes-short term	-	-	(15,000)
Proceeds from sale of 2.5% senior secured convertible notes, net	-	500,000	2,893,339
Net cash provided by financing activities	787,048	1,145,200	8,890,042
Net change in cash	(1,883,886)	(229,280)	860,160
Cash - beginning balance	2,744,046	616,067	-
Cash - ending balance	$860,160	$386,787	$860,160
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,365	$1,365	$10,129
Cash paid for interest expense	$-	$-	$32,666
Supplemental disclosure of non-cash investing and financing transactions:
Stockholder notes issued in exchange for intellectual property	$-	$-	$200,000
Conversion of convertible notes and interest payable to common stock	$169,765	$75,805	$2,190,616
Derivative liability created on issuance of convertible notes and warrants created	$-	$-	$1,500,000
Reclass of accounts payable to related party notes	$-	$-	$100,000
Common stock issued to settle accounts payable	$4,518	$23,748	$101,265
Derivative liability extinguished upon modification of 2.5% convertible notes	$-	$3,472,549	$3,472,549
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	$-	$1,556,720	$1,556,720
Discount on short term notes payable	$-	$58,387	$58,387

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2013 and 2012 (Unaudited)

The accompanying condensed consolidated financial statements of AtheroNova Inc. and subsidiary (“AtheroNova,” “we,” “us, “our” and “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2013 or for any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2012, which are included in the Company’s Report on Form 10-K for such year filed on April 1, 2013. The condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements included in the Form 10-K for that year.

1.            ORGANIZATION AND BUSINESS

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

Use of Estimates

In preparing these condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s condensed consolidated financial statements relate to the valuation of long-lived assets, accrued other liabilities, and valuation assumptions related to share-based payments and derivative liability.

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its convertible notes and equity securities. As reflected in the accompanying condensed consolidated financial statements, the Company had a negative cash flow from operations of $2,669,014 for the period ended September 30, 2013 and accumulated deficit of $19,558,634 at September 30, 2013. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2012 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

Management is currently in the process of exploring private placements of securities by the Company to accredited investors, funds and institutional investors. Significant additional capital is needed to advance the Company’s research and development as well as providing general working capital. Management believes that current funds will be sufficient to fund operations through January 2014. There can be no assurances that sufficient subsequent funding, if any at all, will be raised by this or future offerings or that the cost of such funding will be reasonable.

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

A reconciliation of basic and diluted shares for the three months ended September 30, 2013 and 2012 follows:

	September 30, 2013	September 30, 2012

Average common shares outstanding-basic	41,317,353	28,935,233
Effect of dilutive securities-
Warrants	-	-
Employee and director stock options	-	-

Average diluted shares	$41,317,353	$28,935,233

There were no adjustments to net income (loss) required for purposes of computing diluted earnings per share.

A reconciliation of basic and diluted shares for the nine months ended September 30, 2013 and 2012 follows:

	September 30, 2013	September 30, 2012

Average common shares outstanding-basic	39,778,101	28,663,035
Effect of dilutive securities-
Warrants	-	2,405,125
Employee and director stock options	-	263,542

Average diluted shares	$39,778,101	$31,331,702

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

	September 30, 2013	September 30, 2012

Senior secured Convertible notes	5,509,769	4,200,299
Convertible notes-short term	-	1,400,000
Warrants	8,539,367	3,984,595
Employee and director stock options	5,539,498	4,294,456

Total potentially dilutive shares	$19,588,634	$13,878,350

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

Fair Value of Financial Instruments

Effective January 1, 2008, fair value measurements are determined by the Company’s adoption of authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of the authoritative guidance did not have a material impact on the Company’s fair value measurements.  Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3—Unobservable inputs based on the Company’s assumptions.

The Company is required to use observable market data if such data is available without undue cost and effort.

At September 30, 2013 and December 31, 2012, the fair values of cash and cash equivalents, and accounts payable approximate their carrying values.

Recently Issued Accounting Standards

In January 2013, the FASB issued Accounting Standard Update (“ASU”) 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. This guidance is effective for annual and interim reporting periods beginning January 1, 2013. The Company does not believe the adoption of this update will have a material effect on its financial position and results of operations.

On March 4, 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. The Company does not believe the adoption of this update will have a material effect on its financial position and results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Loss, or a Tax Credit Carryforward Exists. Topic 740, Income Taxes, does not include explicit guidance on the financial statement presented of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances and the amendments in this update are intended to eliminate that diversity in practice. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption is permitted. The Company does not believe the adoption of this update will have a material effect on its financial position and results of operations.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3.            2.5% SENIOR SECURED CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

2010 Convertible Notes	$427,500	$427,500
2012 Convertible Notes	1,170,333	1,335,333
	1,597,833	1,762,833
Less Valuation Discount	(944,442)	(1,402,030)

Convertible Notes Payable, net	$653,391	$360,803

2010 Convertible Notes

On May 13, 2010, the Company entered into a Securities Purchase Agreement with W-Net Fund I, L.P. (“W-Net”), Europa International, Inc. (“Europa”) and MKM Opportunity Master Fund, Ltd. (“MKM” and together with W-Net and Europa, the “Purchasers”), pursuant to which the Purchasers, on May 13, 2010, purchased from the Company (i) 2.5% Senior Secured Convertible Notes (the “Original Notes”) for a cash purchase price of $1,500,000, and (ii) Common Stock Purchase Warrants pursuant to which the Purchasers may purchase up to 1,908,798 shares of the Company’s common stock at an exercise price equal to approximately $0.39 per share (the “Capital Raise Transaction”), as amended.

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

The Original Notes greatly restrict the ability of the Company and AtheroNova Operations to issue indebtedness or grant liens on the Company’s or AtheroNova Operations’ respective assets without the Original Note holders’ consent. They also limit and impose financial costs on the Company’s acquisition by any third party.

On May 13, 2010, the Company also entered into a Security Agreement and an Intellectual Property Security Agreement with the Purchasers and AtheroNova Operations, pursuant to which all of the Company’s obligations under the Original Notes are secured by first priority security interests in all of its assets and the assets of AtheroNova Operations, including intellectual property. Upon an event of default under the Original Notes or such agreements, the Original Note holders may be entitled to foreclose on any of such assets or exercise other rights available to a secured creditor under California and Delaware law. In addition, under a Subsidiary Guarantee, AtheroNova Operations will guarantee all of the Company’s obligations under the Original Notes. As of December 31, 2012, the outstanding balance of the notes amounted to $427,500, unpaid interest of $28,752 and unamortized note discount of $144,251.

During the period ended September 30, 2013, the Company recognized interest expense of $8,075 and $80,156 to amortize the note discount. The aggregate outstanding balance, unpaid interest and unamortized note discount as of September 30, 2013 amounted to $427,500, $36,827 and $64,095, respectively. The notes are due on May 12, 2014 and have been reclassified as a current liability.

2012 Convertible Notes

On July 23, 2012 current note holders notified the Company of their intention of putting the additional $1,500,000 in notes substantially in the form of the Second Amended Notes (the “2012 Notes”) in 3 tranches. The first $500,000 was put to the Company and the Company issued 2012 Notes on September 4, 2012. These 2012 Notes mature on September 3, 2016. The second tranche of $498,333 was put to the Company and the Company issued 2012 Notes on October 1, 2012. The final tranche of $500,000 was put to the Company and the Company issued 2012 Notes on October 31, 2012 for an aggregate issuance of $1,498,333. The 2012 Notes are convertible into common stock at a per share price of $0.29 per share. As the market price on the date of the issuance of the 2012 Notes ranged between $0.58 and $0.80 per share, the Company calculated a beneficial conversion feature up to the face value of the 2012 Notes in the aggregate of $1,498,333 representing the difference between the market price and the exercise price on the date of issuance. The beneficial conversion feature was recorded as a valuation discount and is being amortized over the term of the 2012 Notes. As of December 31, 2012, the outstanding balance of the notes amounted to $1,335,334, unpaid interest of $8,264 and unamortized note discount of $1,257,779.

During the period ended September 30, 2013, principal on the amount of $165,000 was converted at a per share price of $0.29 into 568,965 shares of the Company’s common stock. The Company also issued 7,942 shares of its common stock with a market value of $4,765 to settle $2,303 of accrued interest relating to these notes. The issuance of these common shares resulted in an additional charge of $2,462 that has been reflected as part of interest expense in the accompanying statement of operations. Furthermore, the Company also recorded interest expense of $145,504 to expense the corresponding unamortized note discount of the converted note.

During the period ended September 30, 2013, the Company recognized interest expense of $23,466 and $231,928 to amortize the note discount. The aggregate balance of the 2012 Notes outstanding, unpaid interest and unamortized note discount as of September 30, 2013 amounted to $1,170,333, $29,427 and $880,347, respectively.

4.     STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common Stock

In January and February 2013, the Company issued a total of 859,235 shares of common stock for total proceeds of $150,047. The shares of common stock were issued pursuant to exercise of 859,235 warrants at $0.223/share. Included in the warrants exercised were 336,427 warrants exercised on a “cashless exercise” basis, resulting in issuance of 186,380 shares of the Company’s common stock and cancellation of the remaining 150,047 shares purchasable under the warrant.

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

On May 22, 2013, the Company issued a total of 1,997,161 shares of its common stock valued at $0.73 per share, or $1,198,297, to OOO CardioNova in consideration for the achievement of milestones under the 2011 Licensing Agreement (see Note 5). The shares issued were valued at the trading price on the approval date of the Company’s Board of Directors and recorded as research and development expenses.

On June 14, 2013 OOO CardioNova purchased 120,619 shares of common stock at $0.97/share or $117,000 pursuant to a 2011 Securities Purchase Agreement and 2011 Licensing Agreement (See Note 5).

On June 24, 2013, the Company issued 6,456 shares of its common stock with a fair value of $0.70/share or $4,518 in settlement of consulting fees owed to a director of the Company. The issuance of these common shares resulted in an additional charge of $4,518 that has been reflected as part of operating expenses in the accompanying statement of operations.

During August 2013, the Company sold 800,002 units for $0.65 per unit, each unit consisting of one share of common stock and a warrant to purchase 0.30 shares of common stock for up to 10 years at $0.75 per share, to accredited investors, resulting in proceeds to the Company of $520,001. In connection with such sales, warrants to purchase 240,001 shares of common stock were issued to these same purchasers. There were no commissions paid with respect to these sales.

Stock Options

The Company has a stockholder-approved stock incentive plan for employees under which it has granted stock options. In May 2010, the Company established the 2010 Stock Incentive Plan (the “2010 Plan”), which provides for the granting of awards to officers, directors, employees and consultants to purchase or acquire up to 4,362,964 shares, subsequently amended to 7,362,964 shares, of the Company’s common stock. The awards have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors and are issued at an exercise price determined by the Board of Directors. Options issued under the 2010 Plan will have an exercise price equal to or greater than the fair market value of a share of the Company’s common stock at the date of grant. The 2010 Plan expires on May 20, 2020 as to any further granting of options. There were options outstanding to purchase a total of 5,539,498 shares granted under the 2010 Plan as well as outside the 2010 Plan as of September 30, 2013. There were 3,172,964 shares reserved for future grants under the 2010 Plan as of September 30, 2013.

A summary of the status of the Company’s stock options as of September 30, 2013 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	4,606,998	$0.987	5.189	$119,241
Granted	1,932,500	0.570	6.591	-
Exercised	-	-	-	-
Cancelled	(1,000,000)	1.010	-
Outstanding at September 30, 2013	5,539,498	$0.838	5.046	$235,507
Exercisable at September 30, 2013	2,862,873	$0.945	4.193	$166,168
Weighted-average fair value of options granted during the nine month period ended September 30, 2013	$0.57

During the period ended September 30, 2013, the Company issued options to purchase 352,500 shares of common stock to an employee and members of the Company’s Board of Directors valued at $181,497 using the Black-Scholes-Merton calculation. The options have an exercise price of $0.43 up to $0.69 per share, vest over a four year period and expire seven years from the date of grant. During the period ended September 30, 2013, the Company recognized compensation costs of $36,212 based on the vesting of these options.

During the period ended September 30, 2013, the Company issued options to purchase 1,250,000 shares of common stock to consultants with an estimated fair value of approximately $675,000 using the Black-Scholes-Merton calculation. The options have an exercise price from $0.43 to $0.69 per share, vest over a four year period and expire seven years from the date of grant. During the period ended September 30, 2013, the Company recognized compensation costs of $84,738 based on the fair value of options that vested.

In September 2013, the Company issued options to purchase 330,000 shares of common stock to consultants with an estimated fair value of approximately $206,688 using the Black-Scholes-Merton calculation. The options have an exercise price from $0.63 per share, vest over a three year period and expire seven years from the date of grant. The Company will begin amortization of these options starting October 2013 pursuant to the option’s vesting period.

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

During the nine months ended September 30, 2013, the Company also recognized $473,735 of compensation costs related to the vesting of options granted in prior periods. As of September 30, 2013, the total compensation cost related to all nonvested option awards not yet recognized is approximately $1,514,948.  The weighted average period over which it is expected to be recognized is approximately 3.25 years.

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

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges in the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,				Nine months ended September 30,
	2013	2012			2013			2012

Expected volatility	218%	110%	-	111%	113%	-	226%	110%	-	112%
Dividend yield	-		-			-			-
Expected term (in years)	6.25	5.00	-	5.58		6.25		1.75	-	5.92
Risk-free interest rate	2.05%		1.43%		1.38	-	2.05%		0.42%-	1.43%

Warrants

In January 2013, the Company issued warrants to purchase 50,000 shares of common stock at an exercise price of $0.50 per share to a consultant which were valued at $13,500 using the Black-Scholes-Merton calculation with the following assumptions: volatility rate of 114%, expected term of 2.5 years, risk free interest rate of 0.40% and expected dividend yield of 0%. The warrants have an exercise price of $0.50 per share, vest immediately and expire 2.5 years from date of grant. During the period ended September 30, 2013, the Company recognized compensation costs of $13,500 based upon the vesting of these warrants.

During the nine months ended September 30, 2013, we issued a total of 240,001 fully-vested warrants to accredited investors who purchased common stock in the subscription offering. These warrants are exercisable for ten years from the date of issuance at an exercise price of $0.75 per share.

During the nine months ended September 30, 2013, warrants to acquire 859,235 shares of common stock were exercised resulting in net proceeds to the Company of $150,047.

A summary of the status of our warrants as of September 30, 2012 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	9,314,720	$0.377	2.665	$783,258
Granted	290,001	0.707	8.595	-
Exercised	(859,235)	-	-	-
Cancelled	(206,118)	-	-	-
Outstanding at September 30, 2013	8,539,368	$0.497	2.038	$967,088
Exercisable at September 30, 2013	8,539,368	$0.497	2.038	$967,088

5.            COMMITTMENTS

CardioNova Agreement

In October 2011, the Company entered into two definitive agreements with OOO CardioNova, a wholly-owned subsidiary of Maxwell Biotech Group, a Russian biotech fund, covering the Company’s AHRO-001 compound. The agreements cover a territory represented by the Russian Federation, the Ukraine and various countries in central Asia (the “Territory”).

Under the licensing agreement OOO CardioNova (“CardioNova”) will become an equity investor in the Company in exchange for the funding of Phase 1 and 2 clinical trials conducted by a Clinical Research Organization (“CRO”) located in Russia. A Joint Steering Committee was subsequently established between both entities to determine the final clinical protocols and approved a research budget of $3.8 million.

Pursuant to the agreement, common stock equal to 10%, 20%, 40%, and 30% of the approved research budget of $3.8 million will be issued upon completion of certain phases of the clinical trials. The shares to be issued will be determined based upon a 20 day average price prior to issuance up to $0.97/share.

During the period ended September 30, 2013, certain clinical trial milestones were achieved. As a result, the Company issued a total of 1,997,161 non-refundable shares of common stock representing the first 30% of the budget with a fair value of $1,198,297 or $0.60/share. The fair value of the shares issued was based upon the trading price of the Company’s common stock upon its approval by the Company’s Board of Directors, and has been included in research and development costs for the nine month period ending September 30, 2013.

If CardioNova successfully develops and commercializes AHRO-001 in the Territory, the Company will be entitled to receive a quarterly royalty, based on net sales during the period using an escalating scale. The royalty agreement shall remain in force for the period in which intellectual property rights for AHRO-001 are in full force and effect in the Territory.

Under the Securities Purchase Agreement, CardioNova purchased a total of 275,258 shares of the Company’s common stock for a cash purchase price of $0.97 per share. This transaction took take place in two installments. The first installment, which took place in December 2011, was for the issuance of 154,639 shares upon receipt of $150,000 as specified in the License Agreement. The 2nd installment of 120,619 shares was issued in June 2013 upon the receipt of the final $117,000 due upon shipment of the final clinical product to be used in the Phase 1 clinical trials, which occurred in early June 2013 (see Note 4).

Research Agreements

The Company has a research agreement signed in September 2012, amended in April 2013 and again in September 2013, with a major university in Southern California to conduct contract research in additional compounds covered under the Company’s pending patents. This agreement calls for payment of all research costs relating to the study of dosage and efficacy of bile salts on the atherosclerotic plaque in a non-human model. The total potential cost of the amended project is $236,323, to be paid in four installments over the estimated one year length of the study. The process is ongoing and to date, $236,323 has been expensed, of which $81,662 and $120,327 has been recorded as part of Research and Development costs on the accompanying statement of operations for the three-and nine month periods ended September 30, 2013, respectively. The agreement is scheduled to end in December 2013.

The Company has multiple testing agreements signed in September 2012 and August 2013 for testing of the oral toxicity of AHRO-001 in non-human models. Each agreement can be terminated anytime and there are no commitments or guarantees other than to reimburse costs incurred prior to termination.

The study initiated in September 2012, with a cost of approximately $510,000, has completed the active phase of testing and is in the data write-up stage of the project. The process is ongoing and to date, $450,430 has been expensed, of which $0 and $333,885 has been recorded as part of Research and Development costs on the accompanying statement of operations for the three-and nine month periods ended September 30, 2013, respectively.

The studies authorized in August 2013, with a cost of approximately $224,600, are both in the process of protocol preparation, with the active phase of the studies commencing in November. The process is ongoing and to date, $22,460 has been expensed, of which $22,460 has been recorded as part of Research and Development costs on the accompanying statement of operations for both the three-and nine month periods ended September 30, 2013, respectively.

6.             RELATED PARTY TRANSACTIONS

Accounts payable includes $31,266 and $17,533 as of September 30, 2013 and December 31, 2012, respectively, that are payable to officers and directors of the Company.

2.5% Senior secured convertible notes includes $1,094,167 convertible notes purchased and held by Europa at both September 30, 2013 and December 31, 2012. Europa is an entity controlled by Knoll Capital Management of which Mr. Knoll, one of the Company’s directors, is the managing director.

During the period ended September 30, 2013, the Company issued a total of 1,997,161 non-refundable shares of common stock with a fair value of $1,198,297 to CardioNova, pursuant to an October 2011 research and development agreement (see Note 5 for further discussion).  At September 30, 2013, CardioNova owns approximately 5% of the Company’s outstanding shares of common stock.

7.            SUBSEQUENT EVENTS

In October 2013, the Company issued options to purchase 150,000 shares of common stock to an employee. The option has an exercise price of $0.63/share, vest over four years, will expire in seven years and with a fair value of approximately $77,000 using the Black-Scholes-Merton calculation with the following assumptions: volatility rate of 219%, expected term of 5.5 years, risk free interest rate of 2.09% and expected dividend yield of 0%.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three and nine months ended September 30, 2013 and 2012. The discussion and analysis that follows should be read together with the condensed consolidated financial statements and the notes to the financial statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in the section of our annual report on Form 10-K captioned “Risk Factors.”

Overview

Z&Z Medical Holdings, Inc. (“Z&Z Nevada”) was incorporated in the State of Nevada on December 13, 2006 with contributed intellectual property from its founders. Z&Z Nevada was engaged in developing the contributed intellectual property while seeking sources of funding to conduct further research and development. In November 2009 we incorporated a separate company, Z&Z Medical Holdings, Inc. in Delaware (“Z&Z Delaware”) and merged Z&Z Nevada into Z&Z Delaware in March 2010. On March 26, 2010 we entered into a merger agreement between us, Z&Z Delaware and Z&Z Merger Corporation, our wholly-owned subsidiary and on May 13, 2010, Z&Z Delaware merged into Z&Z Merger Corporation and became our operating subsidiary. Concurrent with the merger, Z&Z Delaware changed its name to AtheroNova Operations Inc. (“AtheroNova Operations”) and we changed our name to AtheroNova Inc. The merger was accounted for as a reverse merger (recapitalization) with AtheroNova Operations deemed to be the accounting acquirer, and our company deemed to be the legal acquirer. The business of AtheroNova Operations, pharmaceuticals and pharmaceutical intellectual property, became our business upon consummation of the merger.

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

In the near future, we plan to continue studies and preparation for clinical trials to demonstrate the efficacy of our intellectual property and related Active Pharmaceutical Ingredient (“API”). Ultimately, we plan to use or license our technology to various licensees throughout the world who may use it in treating or preventing atherosclerosis and other medical conditions or sublicense the IP or API to other such users. Our potential licensees may also produce, market or distribute products which utilize or add our compounds and technology in such treatment or prevention.

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

The following represents a discussion of the operations of the Company for the periods presented.

Results of Operations

Three-month period ended September 30, 2013 vs. 2012:

	Quarters ended September 30,		Increase
	2013	2012	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$-	$-	$-
Other research and development expenses	255,028	184,868	70,160
Total research and development expenses	255,028	184,868	70,160
General and administrative:
Share-based compensation	191,469	194,126	(2,657)
Other general and administrative expenses	597,395	280,005	317,390
Total general and administrative expenses	788,864	474,131	314,733
Interest expense	(110,073)	(200,380)	90,307
Other income (expense)	230	134	96
Total other income (expense)	(109,843)	(200,246)	90,403
Net income (loss)	$(1,153,735)	$(859,245)	$(294,490)

Three months ended September 30, 2013 Compared to the three months ended September 30, 2012

During the three month periods ended September 30, 2013 and 2012, we did not recognize any revenues. We are considered a development stage company and do not expect to have revenues relating to our products in the foreseeable future, if at all.

For the quarter ended September 30, 2013, research and development expenses increased to $255,028 from $184,868 in the same period in 2012. This increase is primarily the result of spending on the preclinical research projects still in process. Additionally, expenses associated with toxicology work increased due to the undertaking of several non-human toxicology studies.

General and administrative costs increased to $788,864 in the third quarter of 2013 compared to $474,131 for the quarter ended September 30, 2012, or an increase of $314,733. The increase in costs incurred in 2013 is due to the costs associated with the additions of our Chief Medical Officer, regulatory, pharmacokinetics and toxicology consultants as well as increasing expenses in investor and public relations to increase awareness of our transition to a clinical stage enterprise and professional fees for method development of various analytical tests. Stock based compensation expense for our officers, directors and consultants were comparable for the three month periods ending September 30, 2013 and 2012.

For the quarter ended September 30, 2013, interest expense was $110,073 compared to $200,380 in the quarter ended September 30, 2012. This change is due to expensing in 2012 of the remaining unamortized discount on the $168,451 of Senior Convertible Notes converted in the prior year with no comparable conversion in the current year.

Net loss for the quarter ended September 30, 2013 was $1,153,735 compared to $859,245 for the quarter ended September 30, 2012 due to the increased expenses relating to increased toxicology and development testing, technical writers to develop and monitor protocols and increased spending on consultants to support the Phase 1 clinical trials currently in process in association with our development partner, CardioNova.

Nine-month period ended September 30, 2013 as compared to 2012:

	Nine months ended September 30,		Increase
	2013	2012	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$1,198,297	$-	$1,198,297
Other research and development expenses	876,033	560,439	315,594
Total research and development expenses	2,074,330	560,439	1,513,891
General and administrative:
Share-based compensation	1,193,342	819,845	373,497
Other general and administrative expenses	1,585,257	930,310	654,947
Total general and administrative expenses	2,778,599	1,750,155	1,028,444
Interest expense	(491,591)	(395,154)	(96,437)
Gain on conversion of debt	-	97,975	(97,975)
Gain on change in fair value of derivative liabilities	-	2,640,497	(2,640,497)
Other income (expense)	958	(856)	1,814
Total other income (expense)	(490,633)	2,342,462	(2,833,095)
Net income (loss)	$(5,343,562)	$31,868	$(5,375,430)

Nine months ended September 30, 2013 Compared to the nine months ended September 30, 2012

During the nine month periods ended September 30, 2013 and 2012, we did not recognize any revenues. We are considered a development stage company and do not expect to have revenues relating to our products in the foreseeable future, if at all.

For the nine months ended September 30, 2013 and 2012, research and development expenses increased to $2,074,330 from $560,439. This increase is primarily the result of expenses associated with the protocol development and Phase 1 preparatory costs, paid for with issuance of common stock, ongoing toxicology studies and development and production of our first clinical grade active pharmaceutical ingredient for Phase 1 clinical trials. The activities in the nine month period ending September 30, 2012 consisted of ongoing development of clinical grade active pharmaceutical ingredient and pre-clinical research costs.

General and administrative costs increased to $2,778,599 in the nine months ended September 30, 2013 compared to $1,750,155 for the nine months ended September 30, 2012, or an increase of $1,028,444. The increase in costs incurred in 2013 is due to the costs associated with the additions of our Chief Medical Officer, regulatory, pharmacokinetics and toxicology consultants, investor/public relations as we progressed to and entered into being a clinical stage enterprise, travel costs related to preparation and oversight of the Russian clinical trials as well as the cost of stock based compensation expense of $422,500 for below market price stock purchases by several directors of the Company, when compared to the same period of 2012.

For the nine month period ended September 30, 2013 interest expense was $491,591 compared to $395,154 in the nine month period ended September 30, 2012. This change is due to recognition of the note discounts on a higher outstanding Senior Note balance in the current year when compared to 2012.

There was no gain on conversion of debt in the nine months ended September 30, 2013 compared to $97,975 in the same period of 2012. This gain was due to the recognition of a derivative liability upon the conversion into common stock of $68,813 of the Notes in May 2012.

Change in fair value of derivative liabilities resulted in income of $2,640,497 in the nine months ended September 30, 2012 with no comparable gain for the nine months ended September 30, 2013. This change in fair value in 2012 results from revaluing our derivative liabilities associated with the outstanding balance of convertible notes and warrants issued in 2010 and elimination of the derivative liabilities due to the amendment of the Senior Notes and warrants to remove the anti-dilution provisions contained in each.

Net loss for the nine month period ended September 30, 2013 was $5,343,562 compared to net income of $31,868 for the nine month period ended September 30, 2012. The income generated in 2012 was from the re-valuing our derivative liabilities which is only partially offset by payroll and stock based compensation for employees, officers and directors retained by the us as well as the costs associated with the development and formulation of clinical-grade active pharmaceutical ingredient and work on the Phase 1 clinical trial material. 2013’s loss is a result of additional expenses for the Phase 1 clinical trials, additional costs for consultants supporting our clinical and development operations and no income generating revaluations of derivative liabilities that were extinguished in June 2012.

Liquidity and Capital Resources

We have incurred a deficit during the development stage of $19,558,634 primarily as a result of our losses from operations and the non-cash costs relating to the accounting of debt, derivative and warrant issuances. These losses have been incurred through a combination of research and development activities as well as patent work related to our technology, expenses related to the merger and to public reporting obligations and the costs to supporting all of these activities. We expect to continue to incur additional losses for at least the next 12 months and for the foreseeable future. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We have financed our operations since inception primarily through equity and debt financings. During the nine months ended September 30, 2013, we had a net decrease in cash and cash equivalents of $1,883,886. This decrease resulted largely from net cash used in operating activities of $2,669,014, partially offset by a) $520,001 raised by sales of 800,002 investment units to accredited investors. Each unit is composed of one share of common stock and a warrant to purchase .30 shares of common stock at $0.75 per share, exercisable for up to 10 years from the issuance date, and b) $150,047 raised through the exercise of warrants to purchase 859,235 shares of our common stock and purchase of 120,619 of our common shares for $117,000. Total cash as of September 30, 2013 was $860,160 compared to $2,744,046 at December 31, 2012.

As of September 30, 2013, we had working capital of $81,625 compared to working capital of $2,121,023 at December 31, 2012.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through September 30, 2013, a significant portion of our financing has been through private placements of common stock and warrants and debt financing. Unless our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through sources of capital similar to those previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.

During June 2013, OOO CardioNova purchased the second tranche of our common stock pursuant to a 2011 Securities Purchase Agreement and 2011 Licensing Agreement which resulted in the purchase of 120,619 shares of our common stock and cash proceeds to us of $117,000.

During August 2013, we sold to accredited investors a total of 800,002 units, each unit consisting of one share of common stock and a warrant to purchase .30 shares of our common stock at a price of $0.75 per share, exercisable for 10 years from the date of issuance of the warrant, which resulted in cash proceeds to us of $520,001.

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

We have reported a net operating loss of $1,043,892 in the three months ended September 30, 2013, compared to a net operating loss of $658,999 for the three month period ended September 30, 2012.  We have reported a net operating loss of $4,852,929 in the nine months ended September 30, 2013, compared to a net operating loss of $2,310,594 in the nine months ended September 30, 2012, offset by non-cash gains on valuation of derivative liabilities and debt conversion gains of $2,738,472.  The net loss attributable to common shares from date of inception, December 13, 2006 to September 30, 2013, amounts to $19,558,634.

2.5% Senior Secured Convertible Notes Payable

On May 13, 2010, we entered into a Securities Purchase Agreement with W-Net Fund I, L.P. (“W-Net”), Europa International, Inc. (“Europa”) and MKM Opportunity Master Fund, Ltd. (“MKM” and together with W-Net and Europa, the “Purchasers”), pursuant to which the Purchasers, on May 13, 2010, purchased from us (i) 2.5% Senior Secured Convertible Notes for a cash purchase price of $1,500,000 (the “Original Notes”), and (ii) Common Stock Purchase Warrants pursuant to which the Purchasers may purchase up to 1,908,798 shares of our common stock at an exercise price equal to approximately $0.39 per share (the “Capital Raise Transaction”). A portion of the proceeds from the Capital Raise Transaction were used to pay $250,000 owed by us to the two principal holders of our common stock, W-Net and Europa, and to reimburse them for legal and accounting fees and other expenses incurred by them and us in connection with the merger and the Capital Raise Transaction. The net proceeds available to us for our operations were reduced by such payments.

The Original Notes accrued 2.5% interest per annum with a maturity of four years after the closing of the Capital Raise Transaction. No cash interest payments were required, except that accrued and unconverted interest is due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted. If there is an uncured event of default (as defined in the Original Notes), the holder of each Original Note may declare the entire principal and accrued interest amount immediately due and payable. Default interest will accrue after an event of default at an annual rate of 12%. If there is an acceleration, a mandatory default amount equal to 120% of the unpaid Original Note principal plus accrued interest may be payable.

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

On June 15, 2012, we entered into the Second Amendment and Exchange Agreement with each W-Net, Europa and MKM pursuant to which the Purchasers agreed to exchange the Amended Notes for Second Amended and Restated 2.5% Senior Secured Convertible Notes (the “Second Amended Notes”). The Second Amended Notes have the same terms as the Amended Notes (as described above) except as follows: (i) each Second Amended Note has an automatic conversion provision and removal of the applicable beneficial ownership limitations effective the later of 61 days following our notice to the Purchasers of our application to list or quote our securities on a national securities exchange or the date immediately prior to the effective date of the listing or quotation of our securities on the applicable exchange; (ii) the price-based anti-dilution provisions contained in the Amended Notes have been removed; and (iii) under the Securities Purchase Agreement, as currently amended, if we met two specified operating benchmarks during the first 29 months after the closing of the first Original Note purchase, an additional $1,500,000 in note purchases, substantially in the form of the Second Amended Notes (without warrants), could be requested by us from the Purchasers. The determination of whether we had met the benchmarks was solely at the discretion of the Purchasers. If the benchmarks were determined to have been achieved, then we could have required the Purchasers to make the additional $1,500,000 of note purchases. If such benchmarks were not attained in the 29-month period or we did not exercise the option to request the additional notes, then the Purchasers, in their discretion, during the next 10 days could elect to purchase up to $1,500,000 of notes, substantially in the form of the Second Amended Notes (without warrants), having an initial conversion price which is 100% of the conversion price in the Second Amended Notes. On July 23, 2012, the Purchasers notified us of their intention of putting the additional $1,500,000 in notes in 3 tranches. The first $500,000 was put to us and we issued notes (substantially in the form of the Second Amended Notes) (the “2012 Notes” and together with the Original Notes, the Amended Notes and the Second Amended Notes, the “Senior Notes”) on September 4, 2012. These 2012 Notes mature on September 3, 2016. The second tranche of $498,333 was put to us and we issued 2012 Notes on October 1, 2012. These 2012 Notes mature on September 30, 2016. The final tranche of $500,000 was put to us and we issued 2012 Notes on October 31, 2012. These 2012 Notes mature on October 30, 2016. In addition, the 1,908,798 warrants to purchase shares of our common stock issued in conjunction with the Original Notes were also amended to remove the reset provision in the warrants’ exercise price. All other existing terms of such warrants did not change.

From issuance through September 30, 2013, the Purchasers exercised their option to convert a portion of the Senior Notes into our common stock. During the year ended December 31, 2010, principal in the amount of $98,049 and accrued interest in the amount of $965 was converted at a per share price of approximately $0.39 into 249,488 and 2,456 shares, respectively, of our common stock. During the year ended December 31, 2011, principal in the amount of $446,600 was converted at a per share price of $0.29 into 1,540,000 shares of our common stock. In addition, we also issued 45,164 shares of our common stock with a market value of $27,098 to settle $13,098 of accrued interest relating to the Senior Notes. During the year ended December 31, 2012, principal on the amount of $690,851 was converted at a per share price of $0.29 into 2,382,245 shares of our common stock. In addition, we also issued 111,475 shares of our common stock with a market value of $72,278 to settle $32,401 of accrued interest relating to these notes. The aggregate balance of the Senior Notes outstanding as of September 30, 2013 amounted to $1,597,833, of which, $427,500 is presented as part of current liabilities in the accompanying balance sheet.

The Senior Notes may not be prepaid, or forced by us to be converted in connection with an acquisition of us, except in a limited case more than a year after the applicable note issuance where the average of our stock trading price for 30 days on a national trading market other than the OTC Bulletin Board (“OTCBB”) is at least three times the conversion price, in which event, and subject to the satisfaction of certain other requirements, the Senior Note holders may elect to receive at least double the unpaid principal amounts in cash and other requirements are satisfied. In such a limited case acquisition, there could also be a forced cashless exercise of the warrants subject to similar requirements and optional cash payments to the warrant holders of at least double the exercise prices of their warrants.

The Senior Notes greatly restrict the ability of us and AtheroNova Operations to issue indebtedness or grant liens on our or its respective assets without the Senior Note holders’ consent. They also limit and impose financial costs on our acquisition by any third party.

Each of the Amended Notes and warrants had, until being amended in June 2012, included an anti-dilution provision that allowed for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current conversion or exercise price. We considered the current FASB guidance of “Determining Whether an instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument, regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers’ own stock. Accordingly, we determined that as the conversion price of the Amended Notes and the strike price of the warrants may have fluctuated based on the occurrence of future offerings or events, such prices were not fixed amounts. As a result, we determined that the conversion features of the Amended Notes and the warrants are not considered indexed to our stock and characterized the value of the Amended Notes and the warrants as derivative liabilities upon issuance.

Commitments

Development Commitments

In October 2011, we entered into two definitive agreements with OOO CardioNova, a wholly-owned subsidiary of Maxwell Biotech Group, a Russian biotech fund, covering our AHRO-001 compound. The agreements cover a territory represented by the Russian Federation, the Ukraine and various countries in central Asia (the “Territory”).

Under the licensing agreement OOO CardioNova (“CardioNova”) will become an equity investor in our company in exchange for the funding of Phase 1 and 2 clinical trials conducted by a Clinical Research Organization (“CRO”) located in Russia. A Joint Steering Committee was subsequently established between both entities to determine the final clinical protocols and approved a research budget of $3.8 million.

Pursuant to the agreement, common stock equal to 10%, 20%, 40%, and 30% of the approved research budget of $3.8 million will be issued upon completion of certain phases of the clinical trials. The shares to be issued will be determined based upon a 20 day average price prior to issuance up to $0.97/share.

During the period ended September 30, 2013, certain clinical trial benchmarks were achieved. As a result, we issued a total of 1,997,161 shares of common stock representing the first 30% of the budget with a fair value of $1,198,297 or $0.60/share. The fair value of the shares issued was based upon the trading price of our common stock upon its approval by our board of directors. The entire $1,198,297 was recorded as part of Research & Development expenses in the accompanying financial statements.

If CardioNova successfully develops and commercializes AHRO-001 in the Territory, we will be entitled to receive a quarterly royalty, based on net sales during the period using an escalating scale. The royalty agreement shall remain in force for the period in which intellectual property rights for AHRO-001 are in full force and effect in the Territory.

Under the Securities Purchase Agreement, CardioNova purchased a total of 275,258 shares of our common stock for a cash purchase price of $0.97 per share. This transaction took take place in two installments. The first installment, which took place in December 2011, was for the issuance of 154,639 shares upon receipt of $150,000 as specified in the License Agreement. The second installment of 120,619 shares was issued in June 2013 upon the receipt of the final $117,000 due upon shipment of the final clinical product to be used in the Phase 1 clinical trials, which occurred in early June 2013.

Research and Development Projects

We have a research agreement signed in September 2012 and amended in April 2013 and again in September 2013, with a major university in Southern California to conduct contract research in additional compounds covered under our patents pending. This agreement calls for payment of all research costs relating to the study of dosage and efficacy of bile salts on the atherosclerotic plaque in a non-human model. The total potential cost of the project is $236,323, to be paid in installments over the length of the study. To date, $236,323 has been paid based on the achievement benchmarks under the agreement. The agreement is scheduled to end in December 2013.

We have multiple testing agreements signed in September 2012 and August 2013 for testing of the oral toxicity of AHRO-001 in non-human models. Each agreement can be terminated anytime and there are no commitments or guarantees other than to reimburse costs incurred prior to termination.

The study initiated in September 2012, with a cost of approximately $510,000, has completed the active phase of testing and is in the data write-up stage of the project. The process is ongoing and to date, $450,430 has been expensed, of which $0 and $333,885 has been recorded as part of Research and Development costs on the accompanying statement of operations for the three-and nine month periods ended September 30, 2013, respectively.

The studies authorized in August 2013, with a cost of approximately $224,600, are both in the process of the test supplies, with the active phase of the studies commencing in November. The process is ongoing and to date, $22,460 has been expensed, of which $22,460 has been recorded as part of Research and Development costs on the accompanying statement of operations for both the three-and nine month periods ended September 30, 2013, respectively.

Summary of Contractual Commitments

Employment Agreements

None.

Off-Balance Sheet Arrangements

None.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgment, including those related to revenue recognition, accrued expenses, financing operations and contingencies and litigation. Management bases its estimates and judgment on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could materially differ from those estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies.

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

Stock-Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the FASB whereas the value of the award is measured on the date of grant and recognized over the vesting period. We account for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

On March 4, 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Loss, or a Tax Credit Carryforward Exists. Topic 740, Income Taxes, does not include explicit guidance on the financial statement presented of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances and the amendments in this update are intended to eliminate that diversity in practice. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption is permitted. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by it in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our disclosure controls and internal controls over financial reporting were designed to provide only reasonable assurance that such disclosure controls and internal control over financial reporting will prevent all errors or all instances of fraud, even as the same are improved to address any deficiencies. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be only reasonable, not absolute assurance, that any design will succeed in achieving its stated goals under all potential future conditions. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

Changes in Internal Control

During the quarter ended September 30, 2013, there were no changes in internal controls over financial reporting in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 8, August 12 and August 16, 2013, the Company issued an aggregate of 800,002 units consisting of 800,002 shares of its common stock and warrants, having a term of 10 years and an exercise price of $0.75 per share, to purchase 240,001 shares of the Company’s common stock. The aggregate gross proceeds from these private placement transactions were $520,001.

In making the stock issuances described above without registration under the Securities Act of 1933, as amended (the “Securities Act”), the Company relied upon one or more of the exemptions from registration contained in and/or promulgated under Section 4(2) of the Securities Act as each of the stock recipients was an accredited investor and no general solicitation or advertising was used in connection with the stock issuances.

Item 6. Exhibits

Exhibit No.	Description

10.1	Form of Subscription Agreement.

10.2	Form of Warrant.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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

ATHERONOVA INC.

Date: November 12, 2013	By:	/s/Mark Selawski
Mark Selawski
Chief Financial Officer (Principal financial and accounting officer)