Form 10-K
period 2013-12-31
AtheroNova Inc.
filed 2014-02-27
CIK 1377053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☑ No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $16,778,140.

As of February 17, 2014 there were 41,649,371 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains -“forward-looking statements”. The forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial and operating performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include all matters that are not historical facts and include, without limitation statements concerning: our business strategy, outlook, objectives, future milestones, plans, intentions, goals, and future financial condition, including the period of time for which our existing resources will enable us to fund our operations; plans regarding our efforts to gain U.S. regulatory approval for our bile acid technology for the regression of atherosclerotic plaque deposits; the possibility, timing and outcome of submitting regulatory filings for our products under development; our research and development programs for our bile acid technology and other possible indications of the use of bile acid in reducing lipid deposits, including planning for and timing of any clinical trials and potential development milestones; the development of financial, clinical, licensing and distribution plans related to the potential commercialization of our drug products, if approved; and plans regarding potential strategic alliances and other collaborative arrangements with pharmaceutical companies and others to develop, license, manufacture and market our products.

Forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ materially from any future results expressed or implied by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Examples of the risks and uncertainties include, but are not limited to:

•

risks related generally to our efforts to gain regulatory approval, in the United States and elsewhere, for our drug product candidates, including our lead compounds that we are developing to address atherosclerotic plaque regression and other possible applications of bile acid for the regression or dissolution of lipid deposits;

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

•	the risk that recurring losses, negative cash flows and the inability to raise additional capital could threaten our ability to continue as a going concern;
•	the risks that we may be unable to maintain and protect the patents and licenses related to our products and that other companies may develop competing therapies and/or technologies;
•	the risk that we may become involved in product liability and other litigation;
•	risks related to reimbursement and health care reform that may adversely affect us; and
•	other risks and uncertainties detailed in “Risk Factors.”

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

For the Fiscal Year Ended December 31, 2013

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

BUSINESS OVERVIEW

We have developed intellectual property (“IP”), covered by our issued and pending patent applications, which uses certain pharmacological compounds uniquely for the treatment of atherosclerosis, which is the primary cause of various cardiovascular diseases. Atherosclerosis occurs when cholesterol or fats are deposited on arterial walls and form as plaques. Such deposits are theorized as occurring due to weaknesses or imperfections in the arterial walls. Another theory is that these plaques develop at the site of arterial inflammations. Once the plaque has lodged on or in the arterial wall, additional deposits can build up due to the existence of areas of resistance in the path of blood flow from the walls of arteries. Such accumulations are known as atheromas. These atheromas can form a protective barrier known as a “fibrous cap.” These fibrous caps are thought to be the result of inflammation of the arterial wall from the formation of the deposit. The fibrous cap is a porous fiber which is an attempt to stabilize the deposit and prevent it from suddenly breaking loose. In some instances, the plaque still can rupture and greatly restrict or block altogether blood flow, resulting in such cardiac events as heart attack or stroke. Even if the plaque remains stable, it can lead to reduction of the space within the arteries through which blood can flow and cause such diseases as Peripheral Artery Disease, Kidney failure, Macular Degeneration and Hypertension.

Cholesterol deposits or “plaque” accumulate over the lifetime of an individual based on factors such as diet, heredity and other blood chemistry factors. The building block of the plaque accumulations is the amount of Low-density lipoprotein cholesterol, or “LDL,” contained in the blood circulating is a person’s body. The accepted medical opinion is that a higher LDL reading in a person’s blood chemistry can lead to plaque accumulations in the arteries. High-density-lipoprotein cholesterol, or “HDL,” is considered the “good” cholesterol and can assist in transporting the LDL out of the bloodstream to the digestive system and elimination from the body. Many different factors play into how much of each of these cholesterols make their way into the bloodstream and lead to possible plaque deposits. The generally accepted thinking in the medical community is that the plaque allowed to form and accumulate in the arteries will remain in the arteries indefinitely. Diet and exercise are the two most common factors cited by medical professionals in controlling the balance of HDL and LDL in hopes of minimizing the amount of plaque accumulation during a person’s lifetime.

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

Currently we have developed and manufactured the Active Pharmaceutical Ingredient (“API”), AHRO-001, needed to conduct toxicology studies and Phase 1 and 2 human clinical trials. Through an agreement completed in 2011, we have partnered with a Russian venture fund for the development of AHRO-001 for their territory including utilizing contract research organizations to conduct Phase 1 and 2 clinical trials in Russia. This partnership will help demonstrate the efficacy our API as first demonstrated in our pre-clinical studies conducted in 2009, 2010 and 2011. Our API uses naturally occurring bile acids normally found in a non-human digestive tract to activate genetic signaling mechanisms to act on the portions of the soft, vulnerable plaque that are accessible through the fibrous cap. This process breaks down plaque deposits into molecules small enough to pass safely through the fibrous cap without causing harm to the fibrous cap itself. The body then processes the cholesterol through the liver in the normal process of cholesterol metabolism. Additionally, our API also demonstrated an effect of lipid panel improvements of the test subjects during the active treatment phase of our pre-clinical studies. The research conducted in pre-clinical studies demonstrated the ability of bile acid to dissolve, or regress, a statistically significant portion of the atheromas induced in test subjects in a safe and effective manner in non-human subjects as well as improving lipid panel scores. Finally, our compound reduces the amount of intestinal cholesterol absorption in a similar fashion to ezetimibe. At the conclusion of these non-human studies, we determined that the results showed a superior regression model effective enough to take the next step in the development of the API for introduction into human clinical trials. A pre-Investigational New Drug meeting with the United States Food and Drug Administration (“FDA”) in October 2011, established the necessary protocols and study designs for our Phase 1 and 2 clinical trials. If our premise is confirmed, then this would introduce the first clinically proven method to regress soft, vulnerable plaque. Such treatment, when tested, reviewed and approved by the varying government regulatory agencies worldwide, would offer the first treatment to the millions of patients currently undergoing treatment for atherosclerosis risk, as well as promise to those who have genetic, dietetic or disease predisposition to the potentially disastrous “first event” where the patient’s only experience with an atherosclerotic event is a fatal heart attack or stroke. In 2013, we commenced the first-in-human Phase 1 clinical trial with our Russian partner using a randomized, double-blind, placebo controlled protocol with AHRO-001which enrolled and treated a total of 54 subjects. Enrollment, dosing and follow-up visits were concluded in 2013 and the data analysis is ongoing. We continue to develop and execute a portion of our clinical trial portfolio in Russia to enable our Russian partner’s commercialization efforts in their territory.

An important priority is to secure strategic and financial resources to potentially maximize the inherent value of our IP surrounding the use of bile acids in medical applications. The first step in this strategy was the successful consummation of the research agreement with our Russian partner, OOO CardioNova (“CardioNova”), a wholly-owned subsidiary of the OOO Maxwell Biotech Group (“Maxwell”). This licensing agreement, which is for the Russian Federation and nine satellite countries only, is a critical first step in the development and potential worldwide commercialization of our IP. We would prefer to accomplish additional steps of our objectives through additional strategic alliances and selective licensing rights. Although we are actively engaged in discussions with potential strategic and/or financial partners, there can be no assurance that any strategic alliance or other financing transaction will be successfully concluded. Until such time as we secure sufficient strategic and financial resources to support the continuing development of our IP, and to support our operations, we will continue to conserve our resources, predominantly by pacing expenditures and research programs in our plan to develop a full line of IP surrounding the use of bile acids.

BUSINESS STRATEGY

Our goal is to develop a complete line of products based on our IP involving bile acid to address a number of medical conditions with the goal of introducing naturally occurring compounds to improve the medical conditions of those suffering from the effects of atherosclerosis caused by diabetes, heredity, poor diet and other plaque inducing states. Mortality and morbidity from the effects of atherosclerosis total in the billions of dollars each year for the United States healthcare system alone, with many times that for the worldwide market.

Our primary product goal is to develop AHRO-001 to address the disease of atherosclerosis. We have manufactured a significant quantity of our API necessary for use in clinical trials plus any requirements needed for toxicology testing. We have formulated and refined the oral administration tablet necessary to deliver our API to the ideal site in the digestive tract and continue to work on improvements and refinements to the formula. We are currently manufacturing drug product tablets to be used in our additional planned human clinical trials by our Russian development partner. The shipment of the tablets to be used in these additional clinical trials conducted there will be in the 2nd quarter of 2014 with the commencement of enrollment of patients during the 2nd half of 2014, pending regulatory approvals. The active treatment phase is planned to be for a period of twelve weeks and data should be available approximately 60-90 days following the last patient out. A successful completion of that trial will allow CardioNova to move forward with a clinical study intended to enable the possible drug registration application for commercial sale in its distribution territory.

Concurrently, we have a toxicology program in progress at a Good Laboratory Practices (“GLP”) registered facility to compile the data necessary for submission of an Investigational New Drug (“IND”) application with the United Stated Food and Drug Administration (“FDA”). By submitting the IND application, expected to be during 2014, we will be able to initiate clinical trials in the United States and other counties that follow FDA guidelines. We expect to conduct these trials concurrent with the development program being conducted by CardioNova with the intent of using data generated in multiple trials to support and expand AHRO-001.

Additionally, we continue to develop additional bile acid compounds for potential commercialization based on our current patent filings in the United States as well as foreign jurisdictions.

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

BUSINESS OPERATIONS

Research and Development

Our research and development activities are initially focused on the atherosclerosis regression potential of bile acids. We continually evaluate our research and development priorities in light of a number of factors, including our cash flow requirements and financial liquidity, the availability of third party funding, advances in technology, the results of ongoing development projects and the potential for development partnerships and co-development agreements. In connection with these evaluations, we modify and adapt our research and development plans from time to time and expect to do so in the future.

We are actively assessing various strategic and financial alternatives to secure necessary capital to advance our IP to maximize stockholder value, although we would prefer to accomplish our objectives through strategic alliances and licensing agreements that would provide financial support (potentially in the form of upfront payments, milestone payments, commercialization royalties and a sharing of research and development expenses), development capabilities, and ultimately commercial expertise to maximize the potential of our bile acid IP. We are reviewing various financial alternatives that would provide infusions of capital and other resources to advance our current API development programs. Although we are considering several potential opportunities, there can be no assurance that any strategic alliance or other financing alternatives will be successfully concluded. Until such time as we secure sufficient strategic and financial resources to support the continuing development of our IP technology and support our operations, we will continue to conserve our resources, predominantly by curtailing and pacing investments in our development programs.

If we are able to secure the necessary capital, we also plan to invest opportunistically in bile acid IP addressing other health indications complimentary to our primary market of atherosclerosis regression, which we believe represent potentially significant market opportunities. We plan to initially develop these programs through a proof-of-concept phase and, if successful, thereafter determine whether to seek strategic alliances or collaboration arrangements or utilize other financial alternatives to fund their further development and/or worldwide commercialization, if approved. There can be no assurance, however, that we will succeed in demonstrating proof of concept or entering into any such alliance.

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

Research and development costs are charged to operations as incurred. During the years ended December 31, 2013 and 2012 and for the period from inception to December 31, 2013, our research and development expenses were $4,399,294, $986,261 and $6,258,630, respectively.

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

Under the Licensing Agreement, OOO CardioNova (“CardioNova”) became an equity investor in us in exchange for the funding of Phase 1 and 2 human clinical trials conducted by a Clinical Research Organization (“CRO”) located in Russia. Pursuant to the agreement, a Joint Steering Committee was established between both entities and determined final clinical protocols and research budget of $3.8 million. Pursuant to the agreement, common stock equal to 10%, 20%, 40%, and 30% of the research budget of $3.8 million will be issued to CardioNova upon achievement of four research and testing milestones. The shares to be issued will be determined based upon a 20 day average price prior to issuance up to $0.97/share.

For accounting purposes, the costs to be incurred in connection with this agreement are considered compensatory and are recognized as a Research and Development expense. Recognition of these costs as expense will generally occur when certain development projects are commenced and performance milestones become probable of achievement and are deemed earned.

During 2013, several clinical development milestones were considered probable or were achieved. Upon acceptance of the development plan which occurred on April 25, 2013, 391,753 shares of common stock (10% of the research budget) were issued to CardioNova at a 20-day weighted average prior to signature of the initial term sheet, or $0.97 per share. On April 29, 2013 the Russian Ministry of Healthcare approved the protocol submitted on January 22, 2013, upon which the Joint Steering Committee had based the Phase 1 protocol. Accordingly, 1,605,408 shares of our common stock were issued at the weighted 20-day average of $0.4734, representing 20% of the approved budget.

Significant judgment is required in assessing when a performance milestone is probable of achievement and estimating the timing of when the performance of these milestones will be completed. These determinations are based on discussion between the Company and CardioNova personnel that address qualitative and quantitative factors, including, but not limited to, overall complexity associated with the assessment, stage of the clinical trial, progress made to date, results of testing, and consideration of the nature of the work remaining in the trial(s). We have completed the evaluation of the performance of the two remaining milestones as of December 31, 2013. The milestones specify that additional common stock issuances of 40% and 30% of the approved budget shall be issued upon the announcement of Phase 1 results and announcement of Phase 2 results, respectively. Each tranche will be priced at the lower of the weighted 20-day average immediately prior to each issuance event, or $0.97 per share. Our review of the progress by CardioNova on the milestone relating to Phase 1 work was estimated at approximately 80% completed and we determined that the achievement of the milestone was probable. As a result, we accrued $1,170,712 based upon the December 31, 2013 fair value of the estimated shares of common stock issuable at the end of fiscal year 2013 and was recorded as part of Research and Development – Related Party in the 2013 Statement of Operations. A corresponding liability for the estimate of the fair value of the shares to be issued is shown in our consolidated balance sheets as of December 31, 2013. The remaining value will be recognized as Research and Development expense in future periods based on actual progress toward this milestone and any variation of the actual total value of common stock issued or issuable upon future valuation measurement dates or upon completion of the milestone when compared to this periodic estimate will be expensed or credited to our statement of operations.

As of December 31, 2013, the final milestone relating to the Phase 2 clinical trial calling for additional issuance of our common stock is currently not yet believed to be probable of achievement and no estimated liability or expense has been recorded.

If CardioNova successfully develops and commercializes AHRO-001 in the Territory, we will be entitled to receive a quarterly royalty, based on net sales during the period using an escalating scale. The royalty agreement shall remain in force for the period in which intellectual property rights for AHRO-001 are in full force and effect in the Territory.

Under the Securities Purchase Agreement, CardioNova purchased 275,258 shares of our common stock for a cash purchase price of $0.97 per share, which took place in two installments. The first installment, which took place on December 22, 2011, was for the issuance of 154,639 shares upon receipt of $150,000 as specified in the Licensing Agreement. The 2nd installment of 120,619 shares took place on June 14, 2013 upon the delivery of final clinical product to be used in Phase 1 clinical trials for proceeds of $117,000.

We continue to seek other strategic alliances and collaborative arrangements for the development and/or commercialization of our bile acid IP product candidates that would provide financial support (potentially in the form of upfront payments, milestone payments, commercialization royalties and a sharing of research and development expenses), development capabilities, and ultimately commercial expertise to advance our bile acid technology. We also are reviewing various financial alternatives that would provide infusions of capital and other resources needed to advance our bile acid development programs. Although we are considering several potential opportunities, there can be no assurance that any strategic alliance or other financing alternatives will be successfully concluded.

Potential Alliances and Collaboration Arrangements

We continue to seek strategic alliances and other collaborative arrangements for the development and/or commercialization of our bile acid IP product candidates that would provide financial support (potentially in the form of upfront payments, milestone payments, commercialization royalties and a sharing of research and development expenses), development capabilities, and ultimately commercial expertise to advance our bile acid technology. We also are reviewing various financial alternatives that would provide infusions of capital and other resources needed to advance our bile acid development programs. Although we are considering several potential opportunities, there can be no assurance that any strategic alliance or other financing alternatives will be successfully concluded.

LICENSING, PATENTS AND OTHER PROPRIETARY RIGHTS AND REGULATORY DESIGNATIONS

We continue to invest in maintaining and enforcing our potential competitive position through a number of means: (i) by protecting our exclusive rights in our bile acid intellectual property through patents and patent extensions, and (ii) by seeking regulatory exclusivities, including potential new application for an existing drug and new drug product exclusivities.

Patents and Proprietary Rights

Atherosclerosis and Bile Acid-Related Patents and Patent Rights

We have been active in seeking patent protection for our innovations relating to new applications for existing natural compounds previously used for other indications. Our patent activities have focused particularly on different uses of bile acids in regression of atherosclerotic plaque in various forms of administration, including transdermally, sublingually and intravenously. Such administrations bypass the normal physical sequestration of bile acids within the digestive tract. The function of bile acids in the normal process of digestion is to break down ingested fats to allow absorption by the intestines. The process of digestion returns the bile acids to the liver for re-processing or excretion in feces.

Between 2005 and 2012, we have filed with the U.S. and international patent offices a total of 22 patent applications in 9 families relating to the use of bile acids in the regression of atherosclerotic plaque, lipid dissolution and obesity via pharmacological preparations in various forms of administration. Such filings have been received and acknowledged by the respective filing offices.

In July 2012 we were notified of the U.S. patent office’s intent to grant our first patent in the use of bile acids for dissolution of arterial plaque. In November 2012 the U.S. patent office issued patent #8,304,383 titled “Dissolution of Arterial Plaque Using Hyodeoxycholic Acid”, with an expiration date of October 18, 2028.

In November 2013 we were notified of the U.S. patent office’s intent to grant a second patent in the use of bile acids for dissolution of arterial plaque. We have not received final issuance of the patent as of December 31, 2013, and all other patent applications are still under review by the various patent agencies and are still pending.

Obesity Patents and Patent Rights

Included in the patent applications discussed above, are filings relating to the use of biocompatible emulsifiers in systemic circulation to treat obesity. Such filings elaborate on the scientific theories that exposure to bile acids could emulsify atherosclerotic soft vulnerable plaque, and that longer term exposure to circulatory significant quantities over an extended period of time could also break down accumulated fat cells around the body. Such theories currently are undergoing tests by third party organizations for validation.

Other Regulatory Designations

Food, Drug & Cosmetic Act 505(b)(2)New Drug Application

The FDA new drug application (“NDA”) process has certain provisions under Section 505(b)(2) in which a compound previously approved as a reference listed drug (“RLD”) can be considered for use for a new indication or condition. 505(b)(2) designation for a compound potentially allows sponsors to rely on certain data generated in the original RLD application. This designation can provide potential cost savings to companies seeking approvals for new indications or conditions by bypassing or demonstrating bioequivalence to the RLD and, if approved, market exclusivity for a limited period of time following approval. This exclusivity is separate and distinct from any patent(s) protection that may exist for the compound.

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

Currently, the FDA has approved bile acids as pharmaceutical therapy for dissolution of gallstones for certain patients with a profile either not suitable for surgical intervention or not willing to undergo surgery for gallstone disease. Such use has been well tolerated and has a significant history of safety and efficacy in treatment of gallstone disease. Surgical intervention, specifically laparoscopic cholecystectomy, has become the preferred method of treatment of gallstone disease for patients who are acceptable surgical candidates. High surgical risk patients as well as those who choose to forego surgery as a method of treating gallstones, have used Actigall© for the treatment of gallstone disease for more than 20 years. Actigall© is based on the ursodeoxycholic acid, one of a family of bile acids (deoxycholic acids), or “DCA”, that occur naturally in various forms in the digestive tracts of mammals. Our use of hyodeoxycholic acid (“HDCA”) in our preliminary research is a different iteration of the forms of DCA found in the mammalian digestive tract. We are currently using HDCA as our primary compound in clinical research and as the basis for our IND filing.

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

Development Activities: To gain regulatory approval of our bile acid IP products, we must demonstrate, through experiments, preclinical studies and clinical trials that each of our drug product candidates meets the safety and efficacy standards established by the FDA and other international regulatory authorities. In addition, we and our suppliers and contract manufacturers must demonstrate that all development-related laboratory, clinical and manufacturing practices comply with regulations of the FDA, other international regulators and local regulators. Regulations establish standards for such things as drug substances and materials; drug manufacturing operations and facilities and analytical laboratories and medical development laboratories processes and environments; in each instance, in connection with research, development, testing, manufacture, quality control, labeling, storage, record keeping, approval, advertising and promotion, and distribution of product candidates, on a product-by-product basis.

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

The conduct of clinical trials is subject to stringent medical and regulatory requirements. The time and expense required to establish clinical sites, provide training and materials, establish communications channels and monitor a trial over a long period of time is substantial. The conduct of clinical trials at institutions located around the world is subject to foreign regulatory requirements governing human clinical trials, which vary widely from country to country. Delays or terminations of clinical trials could result from a number of factors, including stringent enrollment criteria, slow rate of enrollment, size of patient population, having to compete with other clinical trials for eligible patients, geographical considerations and others. Clinical trials are monitored by the regulatory agencies as well as medical advisory and standards boards, which could determine at any time to reevaluate, alter, suspend, or terminate a trial based upon accumulated data, including data concerning the occurrence of adverse health events during or related to the treatment of patients enrolled in the trial, and the regulator’s or monitor’s risk/benefit assessment with respect to patients enrolled in the trial. If they occur, such delays or suspensions could have a material impact on our bile acids development programs.

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

EMPLOYEES

As of February 17, 2014, we had 3 full-time employees all employed in the United States. No employees are subject to a collective bargaining agreement.

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

While we have historically funded our working capital needs through the sale of equity and debt and through capital contributions from related parties, we will need to obtain significant additional funding to continue our planned operations, pursue business opportunities, react to unforeseen difficulties and/or respond to competitive pressures. Our financing activities in 2013, composed of exercise of common stock warrants issued in previous financings as well as a private placement of our common stock, which together raised about $787,000 during the year ended December 31, 2013, will allow us to continue ongoing clinical trial work as well as meet corporate obligations. We also concluded a private placement of convertible secured notes of $1,906,500 in early 2014, and we estimate the net funds from these financing activities will be sufficient to fund our planned activities through April 2014.

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

If we are unable to successfully raise the capital we need we may need to reduce the scope of our business to fully satisfy our future short-term liquidity requirements. If we cannot raise additional capital or reduce the scope of our business, we may be otherwise unable to achieve our goals or continue our operations. As discussed in Note 2 in the Notes to the Consolidated Financial Statements, we have incurred losses from operations in the prior two years and have a lack of liquidity. These factors raise substantial doubt about our ability to continue as a going concern. In addition, our auditors have included in their report on our audited financial statements at December 31, 2013 and 2012 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses.

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

Our inability to effectively protect our intellectual property would adversely affect our ability to compete effectively, our potential ability to generate revenue, our financial condition and our results of operations.

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

At this time, we have 1 approved patent, issued in November 2012, covering the use of hyodeoxycholic acid to treat atherosclerotic plaque. We have a second patent on which we have received a notice of allowance but the issuance of the patent has not yet taken place. There can also be no assurance that these or any additional patent issued to or licensed by us in the future will not be challenged or circumvented by competitors, or that any patent issued to or licensed by us will be found to be valid or be sufficiently broad to protect us and our technology. A third party could also obtain a patent that may require us to negotiate a license to conduct our business, and there can be no assurance that the required license would be available on reasonable terms or at all.

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

We have issued notes that subject us to possible remedies of a secured creditor and limit our financing alternatives.

Our obligations under certain outstanding convertible notes are secured by security interests in all of our and all of the assets of our subsidiaries, including intellectual property. If we default on our obligations under those Notes and related agreements, the holders of those notes will be entitled to all the remedies available to secured creditors under the applicable Uniform Commercial Code, including (without limitation) the ability to accelerate the due date for the entire principal amount, charge default interest and penalties and foreclose on our assets. In addition, we are required to comply with certain covenants under those notes, including covenants relating to incurring additional indebtedness without the consent of the holders of those notes. These covenants, in the absence of waiver by the holders of those notes, limit our ability to fund our operations through additional debt financing. Additionally, financial penalties in those notes and warrants issed in the transaction in which we sold those notes may make it difficult to us to obtain funding from, or be acquired by, a third party.

Our Chief Executive Officer’s departure could be an event of default under the Notes.

While we believe that Thomas Gardner’s services will be available to us, there can be no assurances that the financial arrangements that we have made for Mr. Gardner, or the provisions of the management consulting agreement we entered into with him will be effective and adequate at this stage in our development to retain his services. If Mr. Gardner ceases to be a contractor of our Company (other than due to a termination without good cause), that will be an event of default under the Notes unless we obtain a reasonably acceptable full-time replacement for Mr. Gardner within 90 days after such termination.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively own approximately 42.2% of our outstanding common stock, and approximately 56.3% of our fully-diluted common stock. As a result of such ownership and the Voting Agreement that is in place, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on The OTC Market's electronic interdealer quotation QB system under the symbol “AHRO.” As of February 17, 2014, the number of stockholders of record of shares of our common stock was 160. The following table sets forth, for the periods indicated, the high and low bid information for our common stock, as determined from sporadic quotations on the OTCQB. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of February 17, 2014, there were 41,584,020 shares of our common stock issued and outstanding.

	High	Low
Year ended December 31, 2012
First Quarter	$1.32	$0.84
Second Quarter	$0.90	$0.45
Third Quarter	$0.89	$0.50
Fourth Quarter	$0.75	$0.42
Year ended December 31, 2013
First Quarter	$0.80	$0.35
Second Quarter	$0.79	$0.50
Third Quarter	$0.74	$0.51
Fourth Quarter	$0.67	$0.35

Dividends

We have not paid dividends on our common stock and do not expect to declare and pay dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities

On January 3, 2013, we issued to a consultant a warrant to purchase 50,000 shares of our common stock having a per share exercise price of $0.50, are fully vested upon grant and are exercisable for three years from the date of grant.

On January 31, 2013 we issued 560,713 shares of our common stock upon the exercise of a warrant to purchase such shares at $0.223 per share, for cash proceeds to the Company of $125,039.

On February 4, 2013, we issued 112,142 shares of our common stock upon the exercise of a warrant to purchase such shares at $0.223 per share, for cash proceeds to the Company of $25,008.

On February 4, 2013, one of our directors exercised a warrant to purchase 336,427 shares of our common stock at $0.223 per share using a “cashless exercise” feature of the warrant, resulting in our issuing 186,380 shares of our common stock. There were no cash proceeds to the Company in this transaction and 150,047 shares under the warrant were cancelled.

On February 20, 2013, we granted to two consultants options to purchase 800,000 shares of our common stock having a per share exercise price of $0.50 the options have a term of seven years and vest 25% on February 15,2014 and ratably thereafter on a quarterly basis over 3 years.

On April 25, 2013, we issued 576,907 shares of our common stock upon conversion of $167,303 of principal and interest under an outstanding 2.5% Senior Secured Convertible Note at $0.29 per share.

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

On July 18, 2013, we issued 6,456 shares of our common stock valued at $4,200, or $0.65 per share based on the closing sale price of our common stock on the date of issuance (as quoted on the OTCQB), to one of our directors to settle unpaid fees for services rendered.

On August 8, August 12 and August 16, 2013, we issued an aggregate of 800,002 units consisting of 800,002 shares of our common stock and warrants, having a term of 10 years and an exercise price of $0.75 per share, to purchase 240,001 shares of our common stock. The aggregate gross proceeds from these private placement transactions were $520,001.

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

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the periods ended December 31, 2013 and 2012. The discussion and analysis that follows should be read together with the consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this report. Management’s Discussion and Analysis of Financial Condition and Results Of Operations is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in Section 1A above – “Risk Factors.”

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

We have developed intellectual property, covered by our issued and pending patent applications, which uses certain pharmacological compounds uniquely for the treatment of atherosclerosis, which is the primary cause of cardiovascular diseases. Atherosclerosis occurs when cholesterol of fats are deposited and form as plaques on the walls of the arteries. This buildup reduces the space within the arteries through which blood can flow. The plaque can also rupture, greatly restricting or blocking blood flow altogether. Through a process of several genetic signaling agents, such compounds stimulate reverse cholesterol transport which dissolves the plaques so they can be eliminated through normal body processes and avoid such rupturing or restriction of blood flow. Such compounds may be used both to treat and prevent atherosclerosis.

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

General

Our operating costs consist of research and development costs as well as general and administrative costs. Such costs consist primarily of expenses under research and development contracts, payroll and related costs, legal and professional fees (including patent acquisition costs) and corporate infrastructure costs. We expect that our operating expenses will increase as we continue executing our business plan, in addition to the added costs of operating as a public company.

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

Results of Operations

Year ended December 31, 2013 Compared to the year ended December 31, 2012

	Years ended December 31,		Increase
	2013	2012	(decrease)
Costs and expenses:
Share-based compensation	$2,369,009	$--	$2,369,009
Other research and development expenses	2,030,285	986,261	1,044,024
Total research and development expenses	4,399,294	986,261	3,413,033
General and administrative:
Share-based compensation	1,359,579	1,182,920	176,659
Other general and administrative expenses	1,455,277	1,468,805	(13,528)
Total general and administrative expenses	2,814,856	2,651,725	163,131
Other (income) expense:
Interest expense	601,664	871,431	(269,767)
Cost to induce conversion of 12% notes	--	866,083	(866,083)
Change in fair value of derivative liabilities	--	(2,640,497)	2,640,497
Gain on extinguishment of derivative liability	--	(97,975)	97,975
Other (income)/expense	(1,092)	(1,467)	375
Total other (income) expense	(600,572)	(1,002,425)	1,602,997
Net loss	$(7,814,722)	$(2,635,561)	$5,179,161

During the years ended December 31, 2013 and 2012, we did not recognize any revenues. We are considered a development stage company and do not expect to have revenues relating to our products in the foreseeable future, if at all.

For the twelve months ended December 31, 2013, research and development expenses increased to $4,399,294 from $986,261 in the same period in 2012. This is due to significant increases in spending in 2013 for Phase 1 clinical trial drug product, consultants and employees added to oversee our clinical trial programs as well as expenses recognized with the issuance of common stock upon achievement of two milestones and accrual based upon the probability of another milestone as of December 31, 2013 pursuant to the CardioNova clinical trial program. The expenses in the period ended December 31, 2012 included purchase of active pharmaceutical ingredient, formulation development and additional pre-clinical research as reported in that that period.

General and administrative costs increased by $163,131, to $2,814,856, in 2013 compared to $2,651,725 for 2012 due slight increases in travel, lodging and professional fees due to increased activity with CardioNova and increased participation in financial and investor conferences during the current year.  We incurred non-cash stock-based compensation expense of $878,179 for our officers, directors and consultants in 2013, compared to $1,182,920 for 2012. Also recognized in 2013 was $422,500 for below market purchases by directors and $58,900 for the cost of shares gifted to officers, both from a controlling stockholder of the Company.

For the year ended December 31, 2013, interest expense was $601,664 compared to $871,431 for the year ended December 31, 2012. The decrease in interest expense was due to the recognition of unamortized discounts on a larger balance of converted notes in 2012 when compared to 2013. For the year ended December 31, 2012, we also recognized amortization expense on the short term convertible notes issued and matured in 2012 with no comparable activity in the current year.

For the twelve months ended December 31, 2012, the cost to induce conversion of 12% notes was $866,083.   These costs related to the expensing of the Beneficial Conversion Feature recorded on the 12% convertible notes upon conversion in 2012 as well as the fair value of warrants issued to the holders of our short-term convertible notes as inducement to convert the notes in October 2012. There was no comparable expense in 2013.

For the year ended December 31, 2012, there was a gain of $2,640,497 recorded for the change in fair value of derivative liabilities during the period. There was no comparable gain in the same period of 2013.

For the year ended December 31, 2012, gain on extinguishment of derivative liability was $97,975 compared to $0 for the comparable period in 2013. This gain is due to the extinguishment of a portion of the derivative liability due to the partial conversion of the 2.5% Senior Convertible Notes during the prior year period with no corresponding gain in the current year.

Net loss for the year ended December 31, 2013, was $7,814,722 compared to a loss of $2,635,561 for the year ended December 31, 2012. The increased net loss is due to the increased spending as the Company increases its research and development activities, recognition of expenses of research and development expenses paid or to be paid by issuance of our common stock and the corresponding consultants and employee expenses for staffing to monitor and conduct our clinical research. Additionally, there were no gains associated with revaluation or extinguishing derivative liabilities as were recorded in fiscal year 2012.

Liquidity and Capital Resources

From inception to December 31, 2013, we incurred a deficit during the development stage of $22,029,794 primarily due to non-cash costs relating to the valuation of our note and warrant issuances accounted for as a derivative liability, and net operating losses. We expect to continue to incur additional losses for at least the next twelve months and for the foreseeable future. These losses have been incurred through a combination of research and development activities as well as patent work related to our technology, expenses related to the Merger and to public reporting obligations and the costs to supporting all of these activities.

We have financed our operations since inception primarily through equity and debt financings. During the twelve months ended December 31, 2013, we had a net decrease in cash and cash equivalents of $2,477,836. This decrease resulted largely from net cash provided by financing activities of $787,048, offset by net cash used in operating activities of $3,261,824. Total cash as of December 31, 2013 was $266,210 compared to $2,744,046 at December 31, 2012.

As of December 31, 2013, we had a working capital deficit of $989,341 compared to working capital of $2,121,023 at December 31, 2012. We have reported net losses of $7,814,722 and $2,635,561 for the years ended December 31, 2013 and 2012, respectively. The net loss attributable from date of inception, December 13, 2006 to December 31, 2013, amounts to $22,029,794. Management believes that we will continue to incur net losses through at least December 31, 2014.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through December 31, 2013, a significant portion of our financing has been through private placements of common stock and warrants and debt financing. Unless our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.

Based on our resources available at December 31, 2013, plus the gross proceeds of the 6% Secured Note financing completed in February 2014, which provided gross cash proceeds of $1,906,500, management believes that we have sufficient capital to fund our operations through April of 2014. Management believes that we will need additional equity or debt financing, or to generate revenues through licensing of our products or entering into strategic alliances as well as reduce and defer expenses where possible to be able to sustain our operations further into 2014. Furthermore, we will need additional financing thereafter to complete development and commercialization of our intellectual property. There can be no assurances that we can successfully complete development and commercialization of our intellectual property.

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

The Original Notes accrued 2.5% interest per annum with a maturity of 4 years after the closing of the Capital Raise Transaction. No cash interest payments were required, except that accrued and unconverted interest is due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted. If there is an uncured event of default (as defined in the Original Notes), of which one event of default would be the departure of Thomas Gardner without us obtaining a suitable full-time replacement within 90 days of such departure, the holder of each Original Note may declare the entire principal and accrued interest amount immediately due and payable. Default interest will accrue after an event of default at an annual rate of 12%. If there is an acceleration, a mandatory default amount equal to 120% of the unpaid Original Note principal plus accrued interest may be payable.

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

From issuance through December 31, 2012, the Purchasers exercised their option to convert a portion of the Senior Notes into our common stock. During the year ended December 31, 2010, principal in the amount of $98,049 and accrued interest in the amount of $965 was converted at a per share price of approximately $0.39 into 249,488 and 2,456 shares, respectively, of our common stock. During the year ended December 31, 2011, principal on the amount of $446,600 was converted at a per share price of $0.29 into 1,540,000 shares of our common stock. In addition, we also issued 45,164 shares of our common stock with a market value of $27,098 to settle $13,098 of accrued interest relating to the Senior Notes. The issuance of these common shares resulted in an additional charge of $14,000 that has been reflected as a financing cost in the 2011 statement of operations. During the year ended December 31, 2012, principal on the amount of $690,851 was converted at a per share price of $0.29 into 2,382,245 shares of our common stock. In addition, we also issued 111,474 shares of our common stock with a market value of $72,278 to settle $32,401 of accrued interest relating to these notes. The issuance of these common shares resulted in an additional charge of $39,877 that has been reflected as an additional expense in the 2012 statement of operations. During the year ended December 31, 2013, principal on the amount of $165,000 was converted at a per share price of $0.29 into 568,965 shares of our common stock. In addition, we also issued 7,942 shares of our common stock with a market value of $4,765 to settle $2,303 of accrued interest relating to these notes. The issuance of these common shares resulted in an additional charge of $2,462 that has been reflected as an additional expense in the accompanying consolidated statement of operations. The aggregate balance of the Senior Notes outstanding as of December 31, 2013 amounted to $1,597,833.

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

6% Secured Convertible Notes Payable

In January and February 2014, we entered into Securities Purchase Agreements with approximately 31 accredited investors (the “Purchasers”), pursuant to which the Purchasers, on February 12, 2014, purchased from us (i) 6% Secured Convertible Notes for a cash purchase price of $1,906,500 (the “6% Notes”), and (ii) Common Stock Purchase Warrants pursuant to which the Purchasers may purchase up to 4,144,568 shares of our common stock at an exercise price equal to $0.23 per share (the “6% Note Placement”). The 6% Notes have a 3 year term and are convertible into common stock at any time at the lesser of i) $0.23 per share and ii) seventy percent of the average of the three lowest daily volume-weighted average prices ("VWAPs") occurring during the 20 consecutive trading days immediately preceding the applicable conversion date. The associated warrants are exercisable immediately, have a 10 year term and are exercisable at $0.23 per share.  The warrants may be exercised on a cashless basis under which a portion of the shares subject to the exercise are not issued in payment of the purchase price, based on the then fair market value of the shares.

The 6% Notes accrue 6% interest per annum, require no cash interest payments, except that accrued and unconverted interest is due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted. If there is an uncured event of default (as defined in the 6% Notes), the holder of each 6% Note may declare the entire principal and accrued interest amount immediately due and payable. Default interest will accrue after an event of default at an annual rate of 12%. If there is an acceleration, a mandatory default amount equal to 120% of the unpaid 6% Note principal plus accrued interest may be payable.

On February 12, 2014, we also entered into a Security Agreement and an Intellectual Property Security Agreement with the Purchasers and AtheroNova Operations, pursuant to which all of our obligations under the 6% Notes are secured by security interests in all of our assets and the assets of AtheroNova Operations, including intellectual property on a pari passu basis with the 2.5% Senior Secured Convertible Notes outstanding. Upon an event of default under the 6% Notes or such agreements, the 6% Note holders may be entitled to foreclose on any of such assets or exercise other rights available to a secured creditor under California and Delaware law. In addition, under a Subsidiary Guarantee, AtheroNova Operations will guarantee all of our obligations under the 6% Notes.

A portion of the proceeds from the 6% Notes were generated through the efforts of Philadelphia Brokerage Corporation, whereby we agreed to pay a commission of 8% of the aggregate gross proceeds in cash and 2% in the form of our common stock for placements generated by Philadelphia Brokerage Corporation. Accordingly, commissions of $68,720 and a common stock issuance of 65,351 shares were due to them at the completion of the 6% Note Placement. The net proceeds available to us for our operations were reduced by the cash payment.

Commitments

Development Commitments

In October 2011, we entered into two definitive agreements with OOO CardioNova, a wholly-owned subsidiary of Maxwell Biotech Group, a Russian biotech fund, covering our AHRO-001 compound. The agreements cover a territory represented by the Russian Federation, the Ukraine and various countries in central Asia (the “Territory”).

Under the Licensing Agreement, OOO CardioNova (“CardioNova”) became an equity investor in our Company in exchange for the funding of Phase 1 and 2 human clinical trials conducted by a Clinical Research Organization (“CRO”) located in Russia. Pursuant to the agreement, a Joint Steering Committee was established between both entities and determined the final clinical protocols and the research budget of approximately $3.8 million. Upon acceptance of the development plan on April 25, 2013, 391,753 shares of common stock (10% of the research budget) were issued to CardioNova at a 20-day weighted average prior to signature of the initial term sheet, or $0.97 per share. On April 29, 2013 the Russian Ministry of Healthcare approved the protocol submitted on January 22, 2013, upon which the Joint Steering Committee had based the Phase 1 protocol. Accordingly, 1,605,408 shares of common stock were issued at the weighted 20-day average of $0.4734, representing 20% of the approved budget.

Additional common stock issuances of 40% and 30% of the approved budget shall be issued upon the announcement of Phase 1 results and announcement of Phase 2 results, respectively. The number of shares of common stock to be issued at each tranche will be determined at the lower of the weighted 20-day average immediately prior to each issuance event, or $0.97 per share, whichever is lower. As of December 31, 2013, the Phase1 or Phase 2 milestones calling for additional issuance of common stock had not been achieved.

If CardioNova successfully develops and commercializes AHRO-001 in the Territory, we will be entitled to receive a quarterly royalty, based on net sales during the period using an escalating scale. The royalty agreement shall remain in force for the period in which intellectual property rights for AHRO-001 are in full force and effect in the Territory.

Under the Securities Purchase Agreement, CardioNova purchased a total of 275,258 shares of our common stock for a cash purchase price of $0.97 per share, which took place in two installments. The first installment, which took place on December 22, 2011, was for the issuance of 154,639 shares upon receipt of $150,000 as specified in the Licensing Agreement. The 2nd installment of 120,619 shares took place on June 14, 2013 upon delivery of final clinical product to be used in Phase 1 clinical trials.

Research and Development Projects

We have a research agreement signed in September 2012, amended in April 2013 and again in September 2013, with a major university in Southern California to conduct contract research in additional compounds covered under our pending patents. This agreement calls for payment of all research costs relating to the study of dosage and efficacy of bile acids on the atherosclerotic plaque in a non-human model. The total potential cost of the amended project is $236,323, to be paid in four installments over the estimated one year length of the study. As of December 31, 2013, $236,323 has been expensed, of which $120,327 has been recorded as part of Research and Development costs on the accompanying statement of operations for the year ended December 31, 2013. The final report on this research project was received in early 2014.

The Company has multiple testing agreements signed in September 2012 and August 2013 for testing of the oral toxicity of AHRO-001 in non-human models. Each agreement can be terminated anytime and there are no commitments or guarantees other than to reimburse costs incurred prior to termination.

The study initiated in September 2012, with a cost of approximately $510,000, has completed the active phase of testing and is in the data write-up stage of the project. The process is ongoing and to date, $488,530 has been expensed, of which $389,785 has been recorded as part of  Research and Development costs on the accompanying statement of operations for the year ended December 31, 2013.

The studies authorized in August 2013, with a cost of approximately $224,600, have both completed the active phase of testing and are in the initial data analysis stage of the projects. The process is ongoing and to date, $175,950 has been expensed, all of which has been recorded as part of Research and development costs on the accompanying statement of operations for the period ended December 31, 2013.

Summary of Contractual Commitments

Employment Contracts

Contracts pursuant to which we have engaged the services of our Chief Executive Officer and Chief Financial Officer are incorporated by reference as Exhibits 10.1 and 10.2 to the Current Report on Form 8-K (File No. 000-52315) filed with the SEC on September 3, 2010 and, for our Chief Financial Officer, amended in a Current Report on Form 8-K filed with the SEC on December 4, 2012.  These agreements expired on August 29, 2013.

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

Accounting for Share-Based Research and Development Costs

Under its research and development (R&D) agreements, the Company is obligated to issue shares of common stock if milestones are met by the R&D vendor. It is the Company’s policy to recognize expense for these shares when it is estimated that there is a high probability of meeting the milestone. The Company accrues the share based expense based upon the estimated percentage of completion of the milestone. The shares are valued at the market price at the end of the period and revalued at each period until issued. At December 31, 2013, approximately 3 million shares of common stock are to be issued pursuant to the agreement with a fair value of $1,170,712. The liability was recorded as part of "Research and development costs - payable in stock" in the accompanying balance sheet below long term liabilities as it is only payable in shares of common stock.

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

ITEM 7A.            QUANTITATIVE AND QUALITITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO COSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	30

Consolidated Balance Sheets at December 31, 2013 and 2012	31

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 and for the period from December 13, 2006 (Inception) through December 31, 2013	32

Consolidated Statements of Stockholders Equity (Deficit) for the period from December 13, 2006 (Inception) through December 31, 2013	33

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and for the period from December 13, 2006 (Inception) through December 31, 2013	35

Notes to Consolidated Financial Statements	37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

AtheroNova Inc.

Irvine, California

We have audited the accompanying consolidated balance sheets of AtheroNova Inc. and subsidiary (a development stage company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from December 13, 2006 (inception) to December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AtheroNova Inc. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended and for the period from December 13, 2006 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WEINBERG & COMPANY, P.A.

WEINBERG & COMPANY, P.A.

Los Angeles, California

February 27, 2014

ATHERONOVA INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012
Assets

Current Assets
Cash	$266,210	$2,744,046
Other current assets	22,438	17,622
Total Current Assets	288,648	2,761,668
Equipment, net	7,405	8,514
Deposits and other assets	12,777	23,777
Total Assets	$308,830	$2,793,959
Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$811,404	$603,629
Interest payable	76,462	37,016
Current portion of 2.5% Senior convertible note, net of discount of $37,377	390,123	--
Total Current Liabilities	1,277,989	640,645

2.5% Senior secured convertible notes	1,170,333	1,762,833
Discount on convertible notes	(807,200)	(1,402,030)
2.5% Senior secured convertible notes, net of discount	363,133	360,803

Research & development costs payable in common stock-related party	1,170,712	--

Commitments and contingencies
	--	--
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none outstanding at December 31, 2013 and 2012	--	--
Common stock, $0.0001 par value, 100,000,000 shares authorized, 41,584,020 and 37,223,640 outstanding at December 31, 2013 and 2012, respectively	4,147	3,711
Additional paid in capital	19,522,643	16,003,872
Deficit accumulated during the development stage	(22,029,794)	(14,215,072)
Total Stockholders’ Equity (Deficit)	(2,503,004)	1,792,511
Total Liabilities and Stockholders’ Equity (Deficit)	$308,830	$2,793,959

See accompanying notes to consolidated financial statements.

ATHERONOVA INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations

For the years ended December 31, 2013 and 2012, and

For the period from December 13, 2006 (Inception) through December 31, 2013

	Years ended December 31,		Cumulative From Inception through
	2013	2012	December 31, 2013

Revenue, net	$--	$--	$--

Operating expenses:
Research and development	2,030,285	986,261	3,889,621
Research and development – related party	2,369,009	-	2,369,009
General and administrative	2,814,856	2,651,725	9,547,943
Impairment charge-intellectual property	--	--	572,868
Loss from operations	(7,214,150)	(3,637,986)	(16,379,441)

Other income (expense):
Other income	2,457	2,832	8,839
Cancellation of related-party debt	--	--	100,000
Merger-related expenses	--	--	(323,294)
Interest expense	(601,664)	(871,431)	(2,481,178)
Private Placement Costs	--	--	(2,148,307)
Cost to induce conversion of 12% notes	--	(866,083)	(866,083)
Gain on extinguishment of derivative liabilities	--	97,975	909,368
Change in fair value of derivative liabilities	--	2,640,497	(839,569)
Total other income (expense)	(599,207)	1,003,790	(5,640,224)

Net loss before income taxes	(7,813,357)	(2,634,196)	(22,019,665)

Provision for income taxes	1,365	1,365	10,129

Net loss	$(7,814,722)	$(2,635,561)	$(22,029,794)

Loss per share – basic and diluted	$(0.20)	$(0.09)

Weighted average shares outstanding – basic and diluted	39,730,289	30,635,249

See accompanying notes to consolidated financial statements.

ATHERONOVA INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

For the period from December 13, 2006 (Inception) through December 31, 2013

Description	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
Issuance of common stock to founders	19,233,029	$1,923	$(1,923)	$--	$--
Net loss	--	--	--	--	--
Balance – December 31, 2007	19,233,029	1,923	(1,923)	--	--
Issuance of common stock for cash at $0.223 per share	1,010,132	101	224,899	--	225,000
Net loss	--	--	--	(173,623)	(173,623)
Balance – December 31, 2008	20,243,161	2,024	222,976	(173,623)	51,377
Issuance of common stock for cash at $0.223 per share	224,663	23	99,977	--	100,000
Fair value of common stock issued for services	224,284	22	49,978	--	50,000
Net Loss	--	--	--	(12,322)	(12,322)
Balance – December 31, 2009	20,692,108	2,069	372,931	(185,945)	189,055
Issuance of common stock for cash at $0.223 per share	1,010,132	101	224,899	--	225,000
Exercise of warrants	392,498	39	87,488	--	87,527
Fair value of common stock issued for services	466,570	47	140,453	--	140,500
Fair value of warrants issued for services	--	--	518,000	--	518,000
Contribution of stockholder notes payable to capital	--	--	200,000	--	200,000
Fair value of vested options	--	--	287,355	--	287,355
Shares issued in reverse merger	607,647	56	1,225	--	1,281
Shares issued upon note conversion	251,944	25	98,989	--	99,014
Net loss	--	--	--	(15,656,852)	(15,656,852)
Balance – December 31, 2010	23,420,899	2,337	1,931,340	(15,842,797)	(13,909,120)
Issuance of common stock for cash at $0.55 per share	3,145,695	311	1,729,830	--	1,730,141
Issuance of common stock for cash at $0.97 per share	154,639	15	149,985	--	150,000
Fair value of vested options	--	--	630,744	--	630,744
Fair value of common stock and warrants purchased by employees and vendors below of market price	--	--	309,417	--	309,417
Fair value of common stock and warrants issued to settle accounts payable	33,863	3	72,996	--	72,999
Fair value of common stock issued for services	50,000	5	72,495	--	72,500
Fair value of warrants issued for services	--	--	22,470	--	22,470
Common stock issued upon conversion of notes payable	1,585,164	157	473,541	--	473,698
Net income	--	--	--	4,263,286	4,263,286
Balance – December 31, 2011	28,390,260	2,828	$5,392,818	(11,579,511)	(6,183,865)
Issuance of common stock for cash at $0.50 per share	4,480,000	448	2,061,339	--	2,061,787
Fair value of vested options	--	--	803,770	--	803,770
Fair value of warrants issued with 12% notes-	--	--	58,387	--	58,387
Fair value of warrants and beneficial conversion feature due to changes to 12% notes upon modification	--	--	866,083	--	866,083
Fair value of beneficial conversion feature of 2.5% senior convertible notes	--	--	1,498,333	--	1,498,333
Fair value of derivative liability extinguished upon modification of the 2.5% convertible notes			3,472,549		3,472,549
Fair value of common stock issued to settle accounts payable	30,061	3	23,745	--	23,748
Fair value of common stock issued for services	459,600	46	256,054	--	256,100
Fair value of shares transferred to employees and vendors by controlling stockholder	--	--	123,050	--	123,050
Common stock issued upon conversion of notes payable	3,863,719	386	1,447,744	--	1,448,130
Net loss	--	--	--	(2,635,561)	(2,635,561)
Balance – December 31, 2012	37,223,640	3,711	16,003,872	(14,215,072)	1,792,511
Common stock issued upon exercise of warrants at $0.223 per share	859,235	86	149,961	--	150,047
Issuance of common stock for cash at $0.65 per share	800,002	80	519,921	--	520,001
Issuance of common stock for cash at $0.97 per share	120,619	12	116,988	--	117,000
Fair value of vested options and warrants	--	--	878,179	--	878,179
Fair value of common stock issued to settle accounts payable	6,456	--	4,518	--	4,518
Fair value of common stock issued for services	1,997,161	200	1,198,097	--	1,198,297
Fair value of shares transferred or sold to employees and directors by controlling stockholder	--	--	481,400	--	481,400
Common stock issued upon conversion of notes payable	576,907	58	169,707	--	169,765
Net loss	--	--	--	(7,814,722)	(7,814,722)
Balance – December 31, 2013	41,584,020	$4,147	$19,522,643	$(22,029,794)	$(2,503,004)

See accompanying notes to consolidated financial statements.

ATHERONOVA INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the years ended December 31, 2013 and 2012, and

For the period from December 13, 2006 (Inception) through December 31, 2013

	Years ended December 31,		Cumulative From Inception through December 31, 2013
	2013	2012
Operating Activities:
Net loss	$(7,814,722)	$(2,635,561)	$(22,029,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of accounts payables	6,980	44,356	105,713
Amortization of debt discount	557,453	769,185	2,266,942
Depreciation	4,169	3,399	11,674
Fair value of vested options and warrants	878,179	803,770	3,449,935
Fair value of common stock issued for services	1,198,297	256,100	1,717,397
Research and development costs payable in common stock	1,170,712	--	1,170,712
Fair value of shares transferred or sold to employees, directors and vendors by controlling stockholder	481,400	123,050	604,450
Impairment charge-intellectual property	--	--	572,867
Cost of private placement	--	--	2,148,307
Cost to induce conversion of 12% notes payable	--	866,083	866,083
Gain on extinguishment of derivative liabilities	--	(97,975)	(909,368)
Gain due to change in fair value of derivative liabilities	--	(2,640,497)	839,569
Gain due to cancellation of debt	--	--	(100,000)
Changes in operating assets and liabilities:
Accounts payable and interest payable	249,524	482,152	1,087,561
Other current assets, deposits and other assets	6,184	(28,490)	(35,215)
Net cash used in operating activities	(3,261,824)	(2,054,428)	(8,233,167)
Investing Activities
Purchase of equipment	(3,060)	(7,913)	(19,079)
Investment in intellectual property	--	--	(372,867)
Cash received from reverse merger	--	--	1,281
Net cash used in investing activities	(3,060)	(7,913)	(390,665)
Financing Activities
Proceeds from issuance of common stock, net	787,048	2,061,787	5,366,503
Proceeds from 12% notes-net	--	645,200	645,200
Repayment of convertible notes-short term	--	(15,000)	(15,000)
Proceeds from sale of 2.5% senior secured convertible notes, net	--	1,498,333	2,893,339
Net cash provided by financing activities	787,048	4,190,320	8,890,042
Net change in cash	(2,477,836)	2,127,979	266,210
Cash - beginning balance	2,744,046	616,067	--
Cash - ending balance	$266,210	$2,744,046	$266,210
Supplemental disclosure of cash flow information:
Cash paid for interest	--	--	32,666
Cash paid for income taxes	$1,365	$1,365	$10,129
Supplemental disclosure of non-cash investing and financing transactions:
Stockholder notes issued in exchange for intellectual property	$--	$--	$200,000
Conversion of convertible notes payable and accrued interest to equity	$169,765	$1,448,130	$2,190,616
Derivative liability created upon issuance of the 2.5% senior secured convertible notes and attached warrants	$--	$--	$1,500,000
Conversion of accounts payable to related party notes	$--	$--	$100,000
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	$--	$1,556,720	$1,556,720
Common stock issued to settle accounts payable	$9,283	$23,748	$106,030
Fair value of derivative liability extinguished upon modification of the 2.5% convertible notes	$--	$3,472,549	$3,472,549

See accompanying notes to consolidated financial statements.

ATHERONOVA INC. and SUBSIDIARY

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2013 and 2012, and

For the period from December 13, 2006 (Inception) through December 31, 2013

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

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2013, we have an accumulated deficit of $22,029,794 and a stockholders’ deficit of $2,503,004. We have incurred recurring losses from operations since inception, and utilized cash flow from operating activities of $3,261,824 during the year ended December 31, 2013. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

During 2013, we secured funding through the exercise of warrants issued in previous financings with proceeds of $150,047, the sale of a second tranche of common stock to CardioNova upon delivery of clinical trial material with proceeds of $117,000 and closed a private placement with net proceeds of $520,001.

In February 2014, the Company placed $1,906,500 of Senior Secured 6% Notes to investors (See Note 11 Subsequent Events) and continues to seek additional long-term funding sources. Management expects that the current funds on hand will be sufficient to continue operations through April of 2014. There can be no assurances that the proceeds from these note sales will be sufficient to fund the Company operations for a sufficient period of time in order to secure significant additional funding. There can be no assurances that sufficient funding, if any at all, will be raised by these or future discussions or the cost of such investments will be reasonable.

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

Research and Development Costs

Costs incurred for research and development are expensed as incurred. Purchased materials that do not have an alternative future use are also expensed. For the years ended December 31, 2013 and 2012, and for the period from inception to December 31, 2013, research and development costs incurred were $4,399,294, $986,261 and $6,258,630, respectively.

Accounting for Share based Research and Development Costs

Under its Research and Development (R&D) agreements, the Company is obligated to issue shares of common stock if milestones are met by the R&D vendor. It is the Company’s policy to recognize expense for these shares when it is estimated that there is a high probability of meeting the milestone. The Company accrues the share based expense based upon the estimated percentage of completion of the milestone. The shares are valued at the market price at the end of the period and revalued at each period until issued. At December 31, 2013, approximately 3 million shares of common stock are to be issued pursuant to the agreement with a fair value of $1,170,712. The liability was recorded as part of "Research and development costs - payable in stock" in the accompanying balance sheet below long term liabilities as it is only payable in shares of common stock.

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

At December 31, 2013 and 2012, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2013	2012
Convertible Notes	5,509,769	6,078,734
Warrants	8,539,367	9,314,720
Stock Options	5,689,498	4,606,998
Total	19,738,634	20,000,452

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

Revenue Recognition

As of December 31, 2013, we have not generated any revenues from the development of our intellectual property (“IP”) and are therefore still considered a development stage company.

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

At December 31, 2013 and December 31, 2012, the fair values of cash and cash equivalents, and accounts payable approximate their carrying values.

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

3.             2.5% SENIOR SECURED CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following as of December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
2010 Convertible Notes	$427,500	$427,500
2012 Convertible Notes	1,170,333	1,335,333
	$1,597,833	$1,762,833
Less Valuation Discount	(844,577)	(1,402,030)

Convertible Notes Payable, net	$753,256	$360,803

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

The Original Notes accrued 2.5% interest per annum with a maturity of 4 years after the closing of the Capital Raise Transaction. No cash interest payments were required, except that accrued and unconverted interest is due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted. If there is an uncured event of default (as defined in the Original Notes), ), of which one event of default would be the departure of Thomas Gardner without us obtaining a suitable full-time replacement within 90 days of such departure, the holder of each Original Note may declare the entire principal and accrued interest amount immediately due and payable. Default interest will accrue after an event of default at an annual rate of 12%. If there is an acceleration, a mandatory default amount equal to 120% of the unpaid Original Note principal plus accrued interest may be payable.

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

The Original Notes greatly restrict the ability of the Company or AtheroNova Operations to issue indebtedness or grant liens on our or its respective assets without the Original Note holders’ consent. They also limit and impose financial costs on our acquisition by any third party.

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

The Company considered the amendment of the note resulted in a modification for accounting purposes with no change to the net book value of notes as the value of the note’s conversion feature and attached warrants were not changed. Furthermore, the derivative liability recorded when the notes and warrants were originally issued were deemed extinguished. At December 31, 2011, the balance of the outstanding notes was $955,351.

During the year ended December 31, 2012, principal in the amount of $527,851 was converted at a per share price of $0.29 into 1,820,572 shares of our common stock. In addition, the Company also issued 107,269 shares of our common stock with a market value of $69,552 to settle $31,191 of accrued interest relating to these notes. The issuance of these common shares resulted in an additional charge of $38,372 that has been reflected as part of interest expense in the accompanying 2012 statement of operations. The balance of these Senior Notes outstanding as of December 31, 2013 and 2012 amounted to $427,500 respectively. The notes are due on May 12, 2014 and have been reclassified as a current liability in the 2013 balance sheet. During the year ended December 31, 2013 and 2012, the Company recognized interest expense of $10,836 and $20,098, respectively based on the 2.5% interest rate of the note.

Upon issuance of the Original Notes, the Company accounted for the Original Notes and the attached warrants as a derivative liability and determined that the fair value of the conversion feature to be $2,370,245, and the fair value of the warrant to be $1,172,103, based on a weighted average Black-Scholes-Merton calculation. The Company recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which is being amortized over the life of these notes. As the aggregate fair value of these liabilities of $3,542,348 exceeded the aggregate value of these notes of $1,500,000 at issuance, the excess of the liability over the aggregate value of these notes of $2,042,348 was considered as a cost of the private placement in 2010. The note discount is being amortized to interest expense over the term of the notes. At December 31, 2011, the unamortized note discount was $559,696.

During the year ended December 31, 2013 and 2012, the Company amortized note discount amounting to $106,878 and $415,444 respectively, which is included in interest expense. At December 31, 2013 and 2012, the unamortized note discount was $37,375 and $144,252 respectively.

2012 Convertible Notes

On July 23, 2012 the Purchasers notified us of their intention of putting the additional $1,500,000 in notes, substantially in the form of the second Amended Notes (without warrants) (the "Additional Notes" and together with the Original Notes, the Amended Notes and the second Amended Notes, the "Senior Notes"),  in 3 tranches. The first $500,000 was put to us and we issued Notes on September 4, 2012. These Notes mature on September 3, 2016. The second tranche of $498,333 was put to us and we issued Notes on October 1, 2012 that matures on September 30, 2016. The final tranche of $500,000 was put to us and we issued Notes on October 31, 2012 that matures on October 30, 2016, for an aggregate issuance of $1,498,333 during the year ended December 31, 2012. The Additional Notes are convertible into common stock at a per share price of $0.29 per share.

During the year ended December 31, 2012, $163,000 of these notes was converted into 561,672 shares of our common stock. In addition, the Company also issued 4,206 shares of our common stock with a market value of $2,727 to settle $1,210 of accrued interest relating to these notes. The issuance of these common shares resulted in an additional charge of $1,505 that has been reflected as part of interest expense in the accompanying 2012 statement of operations. The balance of these Senior Notes outstanding as of December 31,2012 was $1,335,333. During the year ended December 31, 2013, $165,000 of these notes was converted into 568,965 shares of our common stock. In addition, the Company also issued 47,942 shares of our common stock with a market value of $4,765 to settle $2,303 of accrued interest relating to these notes. The issuance of these common shares resulted in an additional charge of $2,462 that has been reflected as part of interest expense in the accompanying 2013 statement of operations. The balance of these Senior Notes outstanding as of December 31, 2013 amounted to $1,170,333.

During the year ended December 31, 2013 and 2012, the Company recognized interest expense of $30,914 and $9,605 respectively based on the 2.5% interest rate of the note.

As the market price on the date of the issuance of the Additional Notes ranged between $0.58 and $0.80 per share, the Company calculated a beneficial conversion feature up to the face value of these notes in the aggregate of $1,498,333 representing the difference between the market price and the exercise price on the date of issuance. The beneficial conversion feature was recorded as a valuation discount and is being amortized over the term of these notes. During the year ended December 31, 2013 and 2012, the Company amortized note discount amounting to $450,575 and $240,555 respectively, which is included in interest expense. As of December 31, 2013 and 2012, the unamortized note discount was $807,203 and $1,257,778 respectively.

Convertible notes purchased and held by Europa International, Inc. were $1,094,167 and $1,094,167 as of December 31, 2013 and 2012, respectively. Europa is an entity controlled by Knoll Capital Management of which Mr. Knoll, one of the Company’s directors, is the managing director.

4.            CardioNova Research Agreement

In October 2011, we entered into two definitive agreements with OOO CardioNova, a wholly-owned subsidiary of Maxwell Biotech Group, a Russian biotech fund, covering our AHRO-001 compound. The agreements cover a territory represented by the Russian Federation, the Ukraine and various countries in central Asia (the “Territory”).

Under the Licensing Agreement, OOO CardioNova (“CardioNova”) became an equity investor in our Company in exchange for the funding of Phase 1 and 2 human clinical trials conducted by a Clinical Research Organization (“CRO”) located in Russia. Pursuant to the agreement, a Joint Steering Committee was established between both entities and determined final clinical protocols and a research budget of $3.8 million. Pursuant to the agreement, common stock equal to 10%, 20%, 40%, and 30% of the research budget of $3.8 million will be issued to CardioNova upon achievement of four research and testing milestones.  The shares to be issued will be determined based upon a 20 day average price prior to issuance up to $0.97/share.

For accounting purposes, the costs to be incurred in connection with this agreement are considered compensatory and are recognized as a Research and Development expense. Recognition of these costs as expense will generally occur when certain development projects are commenced and performance milestones become probable of achievement and are deemed earned.

During 2012, we reviewed the clinical development milestones as to their probability of achievement and, if probable, the estimated percentage of completion of the milestone. As of December 31, 2012, we determined that none of the milestones had a probable likelihood of achievement and therefore we recorded no estimated expense during 2012.

During 2013, several clinical development milestones were considered probable or were achieved. Upon acceptance of the development plan which occurred on April 25, 2013, 391,753 shares of common stock, representing 10% of the research budget of $3.8 million as specified for the first milestone, were issued to CardioNova at a 20-day weighted average prior to signature of the initial term sheet, or $0.97 per share. On April 29, 2013 the Russian Ministry of Healthcare approved the protocol submitted on January 22, 2013, upon which the Joint Steering Committee had based the Phase 1 protocol. Accordingly, 1,605,408 shares of our common stock were issued at the weighted 20-day average of $0.4734, representing 20% of the approved budget.

Significant judgment is required in assessing when a performance milestone is probable of achievement and estimating the timing of when the performance of these milestones will be completed. These determinations are based on discussions between the Company and CardioNova personnel that address qualitative and quantitative factors, including, but not limited to, overall complexity associated with the assessment, stage of the clinical trial, progress made to date, results of testing, and consideration of the nature of the work remaining in the trial(s). We have completed the evaluation of the performance of the two remaining milestones as of December 31, 2013. The milestones specify that additional common stock issuances of 40% and 30% of the approved budget shall be issued upon the announcement of Phase 1 results and announcement of Phase 2 results, respectively. Each tranche will be priced at the lower of the weighted 20-day average immediately prior to each issuance event, or $0.97 per share, whichever is lower. Our review of the progress by CardioNova on the milestone relating to Phase 1 work was estimated at approximately 80% completed and we determined that the achievement of the milestone was probable. As a result, we accrued $1,170,712 based upon the December 31, 2013 fair value of the estimated shares of common stock issuable at the end of fiscal year 2013 and we recorded that amount as part of Research and development – related party in the 2013 Statement of Operations.  A corresponding liability for the estimate of the fair value of the shares to be issued is shown as a liability below long term liabilities as it is only payable in shares of common stock, in our consolidated balance sheets as of December 31, 2013. The remaining value will be recognized as Research and Development expense in future periods based on actual progress toward this milestone and any variation of the actual total value of common stock issued or issuable upon future valuation measurement dates or upon completion of the milestone when compared to this periodic estimate will be expensed or credited to our statement of operations.

As of December 31, 2013, the final milestone relating to the Phase 2 clinical trial calling for additional issuance of our common stock is currently not yet believed to be probable of achievement and no estimated liability or expense has been recorded.

If CardioNova successfully develops and commercializes AHRO-001 in the Territory, we will be entitled to receive a quarterly royalty, based on net sales during the period using an escalating scale. The royalty agreement shall remain in force for the period in which intellectual property rights for AHRO-001 are in full force and effect in the Territory. As of December 31, 2013, no royalty has been recorded as AHRO-001 has not been successfully developed and commercialized.

Under the Securities Purchase Agreement, CardioNova purchased 275,258 shares of our common stock for a cash purchase price of $0.97 per share, which took place in two installments. The first installment, which took place on December 22, 2011, was for the issuance of 154,639 shares upon receipt of $150,000 as specified in the Licensing Agreement. The 2nd installment of 120,619 shares took place on June 14, 2013 upon delivery of final clinical product to be used in Phase 1 clinical trials for proceeds of $117,000.

5.             Research and Development Projects

We have a research agreement signed in September 2012, amended in April 2013 and again in September 2013, with a major university in Southern California to conduct contract research in additional compounds covered under our pending patents. This agreement calls for payment of all research costs relating to the study of dosage and efficacy of bile acids on the atherosclerotic plaque in a non-human model. The total cost of the amended project was $236,323, paid in four installments over the estimated one year length of the study. During the year ended December 31, 2013 and 2012, we recorded $120,327 and $115,996, respectively, to Research and Development expense pursuant to the agreement. The final report on this research project was received in early 2014.

The Company has multiple testing agreements signed in 2012 and in August 2013 for testing of the oral toxicity of AHRO-001 in non-human models. Each agreement can be terminated anytime and there are no commitments or guarantees other than to reimburse costs incurred prior to termination.

A study initiated in September 2012, with a cost of approximately $507,000, has been completed and final research reports were received during 2013. Project costs of $389,785 and $116,545 have been recorded as part of Research and Development expense on the accompanying statement of operations for the year ended December 31, 2013 and 2012 respectively.

Studies authorized in August 2013, with a cost of approximately $224,600, have both completed the active phase of testing and are in the initial data analysis stage of the projects. The process is ongoing and to date, $175,950 has been expensed, all of which has been recorded as part of Research and development expense on the accompanying statement of operations for the year ended December 31, 2013. The remaining costs of approximately $49,000 will be recorded in future period once the service has been rendered.

We had a development agreement with a Pennsylvania-based Clinical Research Organization (“CRO”) specializing in formulation and manufacturing of clinical research grade pharmaceutical products. The agreement called for the CRO to use our API to formulate and manufacture Phase1 and 2 clinical trial pharmaceutical products. The total cost of the project was $385,000, paid in progress installments over the length of the development and compounding process. The process was completed upon shipment of clinical supplies to Russia and during the year ended December 31, 2013. The Company recognized $166,422 and $218,847 pursuant to the agreement which was recorded as part of Research and Development expense on the accompanying consolidated statement of operations for the years ended December 31, 2013 and 2012 respectively.

During the year ended December 31, 2013 and 2012, we recorded additional research and development expense of $1,177,801 and $534,873 respectively representing fees paid to research and development consultants, purchase of testing materials, development of tablet formulation services and other testing costs and fees incurred.

6.             COMMITTMENTS

Facility Lease Agreement

In June 2012, we entered into a 69 month lease agreement, on existing and expansion office space, with a final amended commencement date of October 1, 2012 on a 66 month term. The total occupancy encompasses 1,930 square feet of general use office space. Monthly rent started at $3,570 per month and annual escalators will increase the rent to $4,053 per month in the final year of the lease. This office space will continue to be our administrative and corporate headquarters. During the year ended December 31, 2013, the Company recognized $47,214 in rent expense pursuant to this agreement.

The following table presents the minimum future rent obligations under the lease agreement:

	2014	2015	2016	2017	2018	Thereafter
Minimum future payments	$44,873	$46,030	$47,189	$48,346	$12,159	--

7.             STOCKHOLDERS’ EQUITY (DEFICIT)

In March 2013, a controlling stockholder sold a total of 1,624,999 shares of common stock to certain directors of the Company. As the shares of common stock were sold at a price lower than the market price, the Company considered this transaction as contribution of capital and recorded compensation expense amounting to $422,500 to record the difference between the sales price and market price at the date of sale. In addition, the controlling stockholder also transferred, at no cost, 95,000 shares of common stock to certain officers and directors of the Company. The Company considered this transaction as contribution of capital and recorded compensation expense amount to $58,900 to account for the fair value of the shares of common stock at the date of transfer.

Common Stock

2013

During the year ended December 31, 2013, we sold 800,002 units for $0.65 per unit, each unit consisting of one share of common stock and a warrant to purchase 0.30 shares of common stock resulting in proceeds to us of $520,001. There were no commissions paid on this transaction. The sale of these units resulted in the issuance of 800,002 shares of our common stock and the issuance of warrants to acquire 240,001 shares of our common stock. The warrants are exercisable up to ten years from the date of issuance at a price of $0.75 per share.

During the year ended December 31, 2013, holders of warrants to purchase 672,855 shares of our common stock at $0.223 exercised the warrants, resulting in cash proceeds to us of $150,047.

During the year ended December 31, 2013, a director of the Company and a holder of a warrant to purchase 336,427 shares of our common stock at $0.223 exercised the warrant on a “cashless exercise” basis, resulting in issuance of 186,380 shares of our common stock and cancellation of 150,047 shares purchasable under the warrant.

During the year ended December 31, 2013, we sold 120,619 shares of our common stock to CardioNova under the Securities Purchase Agreement resulting in proceeds to us of $117,000 or $0.97 per share. There were no commissions paid on this transaction. (see Note 4).

During the year ended December 31, 2013, we issued an aggregate of 1,997,161 shares of our common stock valued at $0.73 per share, or $1,198,297 to CardioNova in consideration for the achievement of milestones under the 2011 Licensing Agreement (see Note 4). The shares issued were valued at the trading price on the approval date of the Company’s Board of Directors and recorded as part of research and development expenses.

During the year ended December 31, 2013, we issued an aggregate of 576,907 shares of our common stock pursuant to the conversion of the Company’s 2.5% Senior Secured Convertible Notes Payable amounting to $165,000 and accrued interest of $2,303 (see Note 3). Additionally, the Company also recognized an additional charge of $2,462 as part of interest expense in the accompanying statement of operations to account for the current market price of the shares issued to settle the unpaid interest.

During the year ended December 31, 2013, we issued 6,456 shares of our common stock valued at $4,518 to settle accounts payable with a balance of $4,200 to a director of the Company. The shares issued were valued at the trading price at the date of issuance and the difference over the accounts payable balance of $318 was recognized as part of General and Administrative Expenses on the accompanying consolidated statement of operations.

2012

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

During the year ended December 31, 2012, we issued an aggregate of 1,370,000 shares of our common stock pursuant to the conversion of the Company’s Short Term 12% Convertible Notes Payable amounting to $685,000 (see Note 10).

During the year ended December 31, 2012, we issued an aggregate of 2,493,719 shares of our common stock pursuant to the conversion of the Company’s 2.5% Senior Secured Convertible Notes Payable amounting to $690,851 and accrued interest of $32,401 (see Note 3). Additionally, the Company also recognized an additional charge of $39,878 as part of interest expense in the accompanying statement of operations to account for the current market price of the shares issued to settle the unpaid interest.

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

Stock Options

We have a stockholder-approved stock incentive plan for employees under which we have granted stock options. In May 2010, we established the 2010 Stock Incentive Plan (the “2010 Plan”), which provides for the granting of awards to officers, directors, employees and consultants to purchase or acquire up to 4,362,964 shares of our common stock. The plan was amended in 2013 to increase the number of shares authorized under the plan up to 7,362,964 shares of our common stock. The awards have a maximum term of 10 years and vest over a period determined by the administrator of the 2010 Plan and are issued at an exercise price determined by the administrator. Options issued under the 2010 Plan will have an exercise price equal to or greater than the fair market value of a share of our common stock at the date of grant. The 2010 Plan expires on May 20, 2020 as to any further granting of options. At the year ended December 31, 2013 there were options to purchase up to 4,340,000 shares of the Company’s common stock granted and outstanding under the 2010 Plan.

We have granted options to individual employees, directors, and consultants pursuant to our 2010 Plan that was approved by stockholders. In addition, we assumed options granted by AtheroNova Operations to its employees prior to the Merger. The assumption of these options was not approved by our stockholders.

The following table provides information, as of December 31, 2013, with respect to all stock option compensation arrangements.

	Number of securities to be issued upon exercise of outstanding options, and rights	Weighted-average exercise price of outstanding options, and rights	Number of securitiesremaining available forfuture issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	4,340,000	$0.97	3,022,964
Equity compensation plans approved by the Board of Directors	1,349,498	0.39	--
Total	5,689,498	$0.83	3,022,964

2013

During the year ended December 31, 2013, options to purchase an aggregate of 502,500 shares of the Company’s common stock were granted under the 2010 Plan to an employee and members of the Company’s Board of Directors valued at $258,497 using the Black-Scholes-Merton option pricing model. The options have an exercise price of $0.43 up to $0.69 per share, vest over a three to four year period and expire seven years from the date of grant. During the period ended December 31, 2013, the Company recognized compensation costs of $52,652 based on the vesting of these options.

During the year ended December 31, 2013, options to purchase 1,580,000 shares of the Company’s common stock were granted to consultants valued at $881,688 using the Black-Scholes –Merton calculation. The options have an exercise price of $0.43 up to $0.69 per share, vest over a four year period and expire seven years from the grant date. During the year ended December 31, 2013, the Company recognized compensation expense of $98,094 based on the vesting of these options.

In May 2011, the Company granted a consultant a total of 1,500,000 options to purchase share of the Company’s common stock at $1.01/share. These options would only become fully vested upon achievement of certain milestones and will expire seven years from the date of grant. At the beginning of 2013, a total of 1,350,000 options remained unvested. In March and May 2013, certain milestones were achieved resulting in a total of 350,000 options becoming fully vested and the Company recognized compensation costs of $117,257 based on the fair value of these options using the Black-Scholes-Merton calculation. In June 2013, the Company and the consultant agreed to cancel the remaining unvested options to purchase 1,000,000 shares of common stock at $1.01 per share.

During the year ended December 31, 2013, we recognized an additional $596,676 of compensation costs related to the vesting of approximately 4.6 million options granted to other employees and directors in prior years. As of December 31, 2013, the total compensation cost related to nonvested option awards not yet recognized was $1,183,387. The weighted average period over which it is expected to be recognized is approximately 0.88 years.

2012

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

A summary of the status of our stock options as of December 31, 2013 and 2012 and changes during the periods then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,519,498	$1.129	6.163	$1,140,059
Granted	100,000	$1.000	6.500	--
Exercised	--	--	--	--
Cancelled	(12,500)	$1.110	--	--
Outstanding at December 31, 2012	4,606,998	$0.987	5.189	$119,241
Granted	2,082,500	$0.574	6.376	--
Exercised	--	--	--	--
Cancelled	(1,000,000)	$1.010	--	--
Outstanding at December 31, 2013	5,689,498	$0.832	4.849	$86,271
Exercisable at December 31, 2013	3,054,715	$0.952	3.942	$84,475

To compute compensation expense in 2013, we estimated the fair value of each option award on the date of measurement using the Black-Scholes-Merton option pricing model. In prior periods, the Company based the expected volatility assumption on a volatility index of publicly traded peer companies. During the current year, the Company determined that its stock price has matured and there is a consistent level of trading activity, as such, the Company used the volatility percentage of its common stock. The expected term of options granted represents the period of time that options are expected to be outstanding. We estimated the expected term of stock options by using the simplified method. The expected forfeiture rates are based on the historical forfeiture experiences. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of measurement with a term consistent with the expected term of our awards. We have not declared a dividend on our common stock since its inception and have no intentions of declaring a dividend in the foreseeable future and therefore used a dividend yield of zero.

The following table provides detail with regard to options outstanding, vested and exercisable at December 31, 2013:

			Outstanding			Vested and Exercisable Weighted-Average
Price per share			Shares	Weighted-Average Price per Share	Weighted-Average Remaining Contractual Life (years)	Shares	Weighted- Average Price per Share	Weighted-Average Remaining Contractual Life (years)
$0.223	–	$0.69	2,631,998	$0.501	5.69	612,430	$0.257	3.48
$0.70	–	$1.25	2,797,500	$1.062	4.08	2,289,793	$1.064	4.05
$1.30	–	$2.38	260,000	$1.723	4.57	179,992	$1.950	4.37
			5,689,498			3,082,215

The following table shows the weighted average assumptions we used to develop the fair value estimates for the determination of the compensation charges in 2013:

	Year ended December 31,
	2013			2012

Expected volatility	113	-	226%	111	-	134%
Dividend yield		--			--
Expected term (in years)	5.50	-	6.25	1.75	-	6.25
Risk-free interest rate	1.38	-	2.09%	1.19	-	1.41%

Warrants

2013

During the year ended December 31, 2013 as part of our sale of units of our common stock, we issued 240,001 warrants to purchase shares of our common stock. The warrants have a ten year term from the date of purchase of the unit and are exercisable at $0.755 per share.

During the year ended December 31, 2013 we issued warrants to a service provider to purchase 50,000 shares of our common stock. The warrants vest immediately, had a term of three years and are exercisable at a purchase price of $0.50. the warrants were valued using the Black-Scholes-Merton option pricing model at $13,500 with the following assumptions risk free interest rate of 0.40%, dividend yield of 0%, volatility factors of the expected market price of common stock of 114%, and an expected life of 2.5 years.

During the year ended December 31, 2013, a holder of warrants to purchase 560,713 shares of our common stock at $0.223 per share exercised the warrant, resulting in cash proceeds to the Company of $125,039 and issuance of the shares upon receipt of the purchase price.

During the year ended December 31, 2013 a director of the Company and holder of a warrant to purchase 336,427 shares of our common stock at $0.223 exercised the warrant on a “cashless exercise” basis, resulting in issuance of 186,363 shares of our common stock and cancellation of 150,064 shares purchasable under the warrant. The Company did not receive any cash proceeds as a result of this transaction.

During the year ended December 31, 2013 a holder of warrants to purchase 112,142 shares of our common stock at $0.223 per share exercised the warrant, resulting in cash proceeds to the Company of $25,007 and issuance of the shares upon receipt of the purchase price.

2012

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

The following table provides detail with regard to warrants outstanding, vested and exercisable at December 31, 2013:

	Outstanding			Vested and Exercisable Weighted-Average
Price per share	Shares	Weighted-Average Price per Share	Weighted-Average Remaining Contractual Life (years)	Shares	Weighted-Average Price per Share	Weighted-Average Remaining Contractual Life (years)
$0.223	2,130,706	$0.223	1.20	2,130,706	$0.223	1.20
$0.393	1,908,798	$0.393	0.42	1,908,798	$0.393	0.42
$0.50	71,000	$0.500	1.48	71,000	$0.500	1.48
$0.575	140,000	$0.575	3.83	140,000	$0.575	3.83
$0.60	923,862	$0.600	0.60	923,862	$0.600	0.60
$0.625	2,925,000	$0.625	2.75	2,925,000	$0.625	2.75
$0.75	240,001	$0.750	9.67	240,001	$0.750	9.67
$1.64	200,000	$1.640	2.00	200,000	$1.640	2.00
	8,539,367			8,539,367

As of December 31, 2013 there are warrants to purchase 8,539,367 shares of our common stock outstanding with expiration dates ranging from February 2014 through August 2023 and exercise prices ranging from $0.22 to $1.64. A summary of the status of our warrants as of December 31, 2013 and 2012 and changes during the periods then ended is presented below:

Balance at December 31, 2011 (at $0.223-$1.64)	6,249,720
Granted (at $0.575 - $0.625)	3,065,000
Exercised	--
Balance at December 31, 2012 (at $0.223 - $1.64)	9,314,720
Granted (at $0.50 - $0.75)	290,001
Exercised	(859,235)
Cancelled	(206,119)
Ending balance at December 31, 2013 (at $0.223 - $1.64)	8,539,367

The intrinsic value of the warrants at December 31, 2013 was $334,521.

8.             INCOME TAXES

Income Taxes

The provision for income taxes for the periods ended December 31, 2013, and 2012, was as follows (using a 42.8 percent effective Federal and state income tax rate):

	2013	2012
Current Tax Provision:
Federal	$--	$--
State	1,365	1,365
Total current tax provision	$1,365	$1,365
Deferred Tax Provision:
Federal and state
Loss carryforwards	$(2,360,000)	$(933,000)
Valuation allowance	2,360,000	933,000
Total deferred tax provision	$--	$--

We had deferred income tax assets as of December 31, 2013, and 2012, as follows:

	2013	2012
Loss carryforwards	$(4,261,000)	$(1,901,000)
Less – valuation allowance	4,261,000	1,901,000
Total net deferred tax assets	$--	$--

As of December 31, 2013, we had net operating loss carryforwards for income tax reporting purposes of approximately $8,861,000 that may be offset against future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in our financial statements for the realization of loss carryforwards, as we believe there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

We are primarily subject to U.S. federal and state income tax. As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109), we performed an analysis of our previous tax filings and determined that there were no positions taken that we considered uncertain. Therefore, there were no unrecognized tax benefits as of December 31, 2013.

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

We evaluated whether convertible debt and warrants to acquire our common stock contain such provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective convertible debt and warrant agreements. We determined that the Senior Notes and warrants issued to W-Net, Europa and MKM in May 2010 as described in Note 3 contained such provisions and were recorded as derivative liabilities upon their issuance. FASB’s guidance requires the fair value of these liabilities be re-measured every reporting period with the change in value reported in the statements of operations.

On June 15, 2012, pursuant to the amendments of the Senior Notes and associated warrants as discussed in Note 3, we determined the conversion features of the notes and the exercise prices of the warrants were no longer required to be accounted for as a derivative liability due to the elimination of the price-based anti-dilution provisions contained in the Senior Amended Notes and warrants. As a result, the Company recognized the fair value of the derivative liability at the date of extinguishment of $3,472,549 as part of its contributed capital.

The derivative liabilities and restatement were valued using a probability weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binominal valuation techniques with the following assumptions:

June 15, 2012 (Note & Warrant Amendment and Restatement Date)
Conversion feature :
Risk-free interest rate	0.29%
Expected volatility	111%
Expected life (in years)	1.87
Expected dividend yield	0.00%

Warrants :
Risk-free interest rate	0.29%
Expected volatility	111%
Expected weighted average life (in years)	1.87
Expected dividend yield	0.00%

Fair Value :
Conversion feature	$2,295,881
Warrants	1,176,668
$3,472,549

The risk-free interest rate was based on rates established by the Federal Reserve Bank, expected volatility was based on a volatility index of peer companies as we did not have sufficient market information in 2012 to estimate the volatility of our own stock, and the expected life of the instruments was determined by the expiration date of the instruments. The expected dividend yield was based on the fact that we have not paid dividends to common stockholders in the past and do not expect to pay dividends to common stockholders in the foreseeable future.

During the year ended December 31, 2012, the Company recognized a gain of $97,975, to account for the corresponding extinguishment of derivative liability upon partial conversion of the principal balance of a convertible note into shares of common stock and recognized a gain of $2,640,497 to account for the change in the fair value of derivative liabilities. As of December 31, 2012, all such derivative liabilities had been extinguished.

10.          12 % CONVERTIBLE NOTES PAYABLE

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

Upon issuance of the Bridge Notes, we calculated the fair value of the warrants to be $58,387 that was determined using a Black-Scholes-Merton option pricing model with the following assumptions: stock price of $0.55; exercise price of $0.90; term of 5.5 years; interest rate of 0.70%; dividend rate of 0%; and volatility of 113%. The fair value of the warrants and the commission fee, in the aggregate of $113,186, was recorded as a discount to the Bridge Notes and was amortized in full to interest expense over the original term of the Bridge Notes.

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

In October 2012, the Company paid $15,000 of the note principal and converted the remaining principal balance of $685,000 to 1,370,000 shares of the Company's common stock at a conversion price of $0.50 per share. As such, there was no balance due on this note as of December 31, 2013. This conversion price was modified to $0.50 per share corresponded with the per unit price for the purchasers in a private placement closed by us in that month. The modified conversion price was considered an inducement to convert the notes. Accordingly, the Company recognized a beneficial conversion feature cost of $411,000 to account for the intrinsic value in the conversion price of the notes and the market price of the Company’s stock at the date of conversion. Furthermore, the warrants issued initially under the Securities Purchase Agreement as disclosed above were modified to $0.575 per share using the closing price of warrants issued in a concurrent private placement. As a result, the Company recognized an additional cost of $34,220 to account for the change in fair value of these revalued warrants.

Additionally, upon conversion of these notes, the Company granted these note holders additional warrants to purchase 685,000 shares of the Company’s common stock at $0.63 per share. The warrants are fully exercisable and will expire in four years. The Company considered these warrants as an inducement to the note holders to convert their notes into common stock. Total fair value of the warrants issued were calculated to be $420,863 using the Black-Scholes-Merton option pricing model with the following assumptions: stock price of $0.80; exercise price of $0.63; term of 4 years; interest rate of 1.4%; dividend rate of 0%; and volatility of 110%.

The aggregate of cost of $866,083 due to changes in the conversion price of the notes and issuance of additional warrants that have been reflected in the accompanying statement of operations for the year ended December 31, 2012. During the year ended December 31, 2012, the Company paid these note holders $32,666 for interest due.

11.           SUBSEQUENT EVENTS

During January and February 2014, we entered into Securities Purchase Agreements with accredited investors under which the participants purchased, on February 12, 2014, $1,906,500 of our 6% Senior Secured Convertible Notes with associated warrants. In connection with this note placement, the Company paid cash commissions of $68,720 and issued 65,351 shares of common stock, with a fair value of $23,395, to an accredited broker that assisted in this note placement.  The 6% Notes are secured by a first priority security interest of all assets of the Company and its subsidiaries, including intellectual property. The 6% Notes have a 3 year term and are convertible into common stock at any time at the lesser of i) $0.23 per share and ii) seventy percent of the average of the three lowest daily VWAPs occurring during the 20 consecutive trading days immediately preceding the applicable conversion date. Each purchaser also received a warrant with a 10 year life entitling the holder to purchase common stock representing 50% of the number of conversion shares of the purchased note at $0.23 per share.  Additionally, as an incentive, the life of existing warrants held by participants in the Note purchase were extended to ten years from the date of each respective warrant's original issuance.

The 6% Notes and associated warrants included an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current conversion or exercise price, as applicable. We considered the current Financial Accounting Standards Board guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, we determined that the conversion price of the 6% Notes and the strike price of the associated warrants contain conversion or exercise prices, as applicable, that may fluctuate based on the occurrence of future offerings or events, and as such are not fixed amounts. As a result, we determined that the conversion features of the 6% Notes and the associated warrants are not considered indexed to our own stock and characterized the fair value of the 6% Notes and the associated warrants as derivative liabilities upon issuance.

Upon issuances, we determined that the fair value of the conversion feature of the 6% Notes and the associated warrants to be approximately $2,951,776 and $1,491,780, respectively based upon a weighted average Black-Sholes-Merton calculation. We will record the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the 6% Notes. As the aggregate fair value of these liabilities of $4,443,556 exceeded the aggregate 6% Note value of $1,906,500 the excess of the liability over the 6% Note value of $2,537,056 will be considered as a cost of the private placement.  Additionally, the Black-Scholes-Merton calculations of the value of each of the warrants immediately before and after the life extension resulted in a valuation increase of an aggregate of $564,849, which will be recorded and an additional cost of the private placement.  The dervative liability will be revalued at each subsequent reporting date.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

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

As of December 31, 2013, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2013, our disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION.

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages and positions of our current executive officers and directors as of February 17, 2014. All directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers are appointed by our board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our board of directors.

Name	Age	Position Held
Thomas W. Gardner	60	Chairman, Chief Executive Officer and President

Mark Selawski	58	Chief Financial Officer and Secretary
Gary Freeman	46	Director and Chairman of the Audit Committee
Boris Ratiner, M.D.	46	Director and Chairman of the Medical Committee

Paul DiPerna	55	Director and Chairman of the Compensation Committee

Alexander Polinsky, Ph.D.	58	Director

Chaim Davis	36	Director

Johan (Thijs) Spoor	41	Director

Fred Knoll	58	Director

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

Johan (Thijs) Spoor was appointed as a member of our board of directors on January 3, 2012. Mr. Spoor currently serves as the Chief Executive Officer and President, and is a director, of FluoroPharma Medical, Inc. He previously held the title of Chief Financial Officer for Sunstone BioSciences. Prior to joining Sunstone BioSciences, he worked as a consultant at Oliver Wyman focusing on helping pharmaceutical and medical device companies evaluate their global revenue potential given the complex interplay of regulatory approvals, the reimbursement environment, as well as the impact of physician preference within constantly evolving standards of care. He further specialized on the implications of healthcare reform on new product approval and health insurance reform. Mr. Spoor has also been an equity research analyst at J.P. Morgan and Credit Suisse covering the Biotechnology and Medical Device industries. He worked in the pharmaceutical industry spending 10 years with Amersham / GE Healthcare where he worked in seven countries in a variety of roles including setting up GMP facilities meeting ISO 9001 standards, accountability for the entire nuclear cardiology portfolio and most recently as the Director of New Product Opportunities leading the PET strategic plan. Mr. Spoor holds a Nuclear Pharmacy degree from the University of Toronto as well as an M.B.A. from Columbia University with concentrations in finance and accounting. He has been a guest lecturer at Columbia Business School, Kings College in London and the University of Newcastle in Australia and has presented at medical grand rounds and psychiatric grand rounds at various hospitals on the role of brain imaging. Mr. Spoor also serves as a member of the board of directors of MetaStat, Inc. (MTST). Mr. Spoor’s experience managing a publicly traded company and his experience in the pharmaceutical and medical device industries provides valuable insights with respect to our operational activities.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2013, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

ITEM 11.         EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table and related footnotes show the compensation paid during the fiscal years ended December 31, 2012 and 2011, to our named executive officers:

Name and Principal Position	Year	Salary ($)	Accrued Bonus ($)(3)	Option Awards ($)	All Compensation ($)	Total ($)
Thomas W. Gardner (1)	2013	$--	$--	--	$160,000	$160,000
Chairman, Chief Executive Officer and President	2012	$--	$48,000	--	$146,667	194,667
Mark Selawski (2)	2012	168,000	$--	--	--	168,000
Chief Financial Officer and Secretary	2011	178,000	$50,400	--	--	228,400
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

(3)

Messrs. Gardner and Selawski accrued cash bonuses equal to 30% of their then current salary during 2012 upon successful financing transactions of at least $3,500,000 during the terms of their employment agreements. The bonuses were paid in 2013 upon completion of our annual audit for the 2012 fiscal year.

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

As an inducement material to Mr. Gardner’s decision to enter into the Management Agreement our Compensation Committee granted to Mr. Gardner options under our 2010 Stock Incentive Plan (the “2010 Plan”) to purchase 1,000,000 shares of our common stock (“Common Stock”). The options have a term of 7 years, a per share exercise price of $1.11 and vest 25% on the first anniversary of the date of grant and 6.25% on a quarterly basis thereafter until fully vested.  This agreement expired on August 29, 2013.

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

On November 29, 2012 the Compensation Committee approved the First Amendment to Mr. Selawski’s Employment Agreement, effective as of August 29, 2012, in which the Term of the Employment Agreement was extended from two to three years in length and the lump sum payment due upon Termination without Cause was reduced to six months of his then current base salary. All other terms and conditions remained unchanged.  The agreement expired on August 29, 2013.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2013.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (1)	Option Expiration Date
Thomas W. Gardner (2)	812,500	187,500	1.11	08/30/17
Mark Selawski (3)	538,055	11,443	0.22	01/06/17
Mark Selawski (2)	203,125	46,875	1.11	08/30/17
Mark Selawski (4)	18,955	16,045	1.25	10/11/18

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

None of the executive officers listed in the above table exercised options during the fiscal year ended December 31, 2013.

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

The following table presents information regarding compensation paid to our non-employee directors for our fiscal year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Gary Freeman (1)	12,500	13,530	26,030

Boris Ratiner (2)	12,500	82,200	94,700

Chaim Davis (3)	7,500	9,020	16,520

Alexander Polinsky (4)	7,500	9,020	16,520

Paul DiPerna (5)	12,500	13,530	26,030

Johan (Thijs) Spoor (6)	7,500	9,020	16,520

Fred Knoll (7)	7,500	--	7,500

(1)

The aggregate number of common shares reserved under option awards outstanding at fiscal year-end totaled 150,000. The fair value of options granted to Mr. Freeman was estimated on the date of grant using the Black Scholes-Merton Model with the following weighted average assumptions:

Year	Risk Free Interest Rate	Volatility	Term (years)	Dividends
2013	1.38%	113%	6.25	--

(2)

The aggregate number of common shares reserved under option awards outstanding at fiscal year-end totaled 350,000. The fair value of options granted to Mr. Ratiner was estimated on the date of grants using the Black Scholes-Merton Model with the following weighted average assumptions:

Year	Risk Free Interest Rate			Volatility			Term (years)	Dividends
2013	1.38%	-	1.59%	113%	-	226%	6.25	--

(3)

The aggregate number of common shares reserved under option awards outstanding at fiscal year-end totaled 137,500. The fair value of options granted to Mr. Davis was estimated on the date of grants using the Black Scholes-Merton Model with the following weighted average assumptions:

Year	Risk Free Interest Rate	Volatility	Term (years)	Dividends
2013	1.38%	113%	6.25	--

(4)

The aggregate number of common shares reserved under option awards outstanding at fiscal year-end totaled 100,000. The fair value of options granted to Mr. Polinsky was estimated on the date of grants using the Black Scholes-Merton Model with the following weighted average assumptions:

Year	Risk Free Interest Rate	Volatility	Term (years)	Dividends
2013	1.38%	113%	6.25	--

(5)

The aggregate number of common shares reserved under option awards outstanding at fiscal year-end totaled 112,500. The fair value of options granted to Mr. DiPerna was estimated on the date of grants using the Black Scholes-Merton Model with the following weighted average assumptions:

Year	Risk Free Interest Rate	Volatility	Term (years)	Dividends
2013	1.38%	113%	6.25	--

(6)

The aggregate number of common shares reserved under option awards outstanding at fiscal year-end totaled 75,000. The fair value of options granted to Mr. Spoor was estimated on the date of grant using the Black Scholes-Merton Model with the following weighted average assumptions:

Year	Risk Free Interest Rate	Volatility	Term (years)	Dividends
2013	1.38%	113%	6.25	--

(7)	The aggregate number of common shares reserved under option awards outstanding at fiscal year-end totaled 50,000.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information regarding the beneficial ownership of our common stock by the following persons as of February 17, 2014: (i) each executive officer and director, (ii) all executive officers and directors as a group and (iii) each stockholder known to be the beneficial owner of more than 5% of our outstanding common stock (not taking into account contractual restrictions on beneficial ownership.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of February 17, 2014 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 41,584,020 shares of our common stock outstanding on February 17, 2014. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more stockholders named below is c/o AtheroNova Inc., 2301 Dupont Drive, Suite 525, Irvine, CA 92612.

Name & Address of Beneficial Owner	Shares	Percentage of Class Outstanding
Executive Officers and Directors:
Thomas W. Gardner(1)	4,337,437	10.2%
Mark Selawski (2)	851,038	2.0%
Boris Ratiner, MD (3)	3,321,951	7.7%
Chaim Davis(4)	323,958	*
Gary Freeman(5)	121,875	*
Alexander Polinsky, PhD(6)	81,250	*
Paul DiPerna(7)	93,956	*
Johan (Thijs) Spoor(8)	82,500	*
Fred Knoll(9)	8,624,621	18.0%
Directors and Executive Officers as a Group(10)	17,838,586	34.4%

5% Stockholders:
Giorgio Zadini, MD	4,411,247	10.6%
1515 Victoria Rd. S.
Mendota Heights, MN 95118
Europa International, Inc.(11)	8,329,621	17.5%
5 East 44th St., 12th Floor
New York, NY 10017
ACT Capital Management, LLLP (12)	6,404,565	14.3%
2 Radnor Corporate Center, Suite 111
Radnor, PA 19087
Amir L Ecker (12)	6,404,565	14.3%
c/o ACT Capital Management, LLLP
2 Radnor Corporate Center, Suite 111
Radnor, PA 19087
Carol G. Frankenfield (13)	6,414,565	14.3%
c/o ACT Capital Management, LLLP
2 Radnor Corporate Center, Suite111
Radnor, PA 19087
OOO CardioNova	2,272,419	5.5%
1 Bolshaya Yakimanka St
Moscow, Russia

*	Less than 1%
(1)

Includes 875,000 shares issuable within 60 days of February 17, 2014 upon exercise of presently outstanding stock options and 47,168 shares issuable within 60 days of February 17, 2014 upon exercise of presently outstanding warrants.

(2)

Includes 790,123 shares issuable within 60 days of February 17, 2014 upon exercise of presently outstanding stock options and 5,700 shares issuable within 60 days of February 17, 2014 upon exercise of presently outstanding warrants.

(3)

Includes 180,208 shares issuable within 60 days of February 17, 2014 upon exercise of presently outstanding stock options, 1,230,120 shares issuable within 60 days of February 17, 2014 upon exercise of presently outstanding warrants and 217,391 shares issuable within 60 days of February 17, 2014 upon conversion of presently outstanding convertible notes.  The aforementioned notes and certain of the aforementioned warrants prohibit the holder converting the notes or exercising such warrants if after such conversion and/or exercise the holder would beneficially own more than 4.99% of our common stock, until such time as the shares issuable under the notes and such warrants, along with shares of our common stock held by the holder, constitute 4.99% or less of our outstanding common stock, or the holder elects to remove such restriction.

(4)	Includes 115,625 shares issuable within 60 days of February 17, 2014 upon exercise of presently outstanding stock options.
(5)	Includes 121,875 shares issuable within 60 days of February 17, 2014 upon exercise of presently outstanding stock options.
(6)	Includes 81,250 shares issuable within 60 days of February 17, 2014 upon exercise of presently outstanding stock options.
(7)	Includes 87,500 shares issuable within 60 days of February 17, 2014 upon exercise of presently outstanding stock options.
(8)

Includes 50,000 shares issuable within 60 days of February 17, 2014 upon exercise of presently outstanding stock options and 7,500 shares issuable within 60 days of February 17, 2014 upon exercise of presently outstanding warrants.

(9)

Consists of 2,200,844 shares held directly by Europa, 25,000 shares issuable to Mr. Knoll within 60 days of February 17, 2014 upon exercise of presently outstanding stock options, 1,348,440 shares issuable to Europa within 60 days of February 17, 2014 upon exercise of presently outstanding warrants, and 4,780,337 shares issuable to Europa within 60 days of February 17, 2014 upon conversion of principal only of presently outstanding convertible notes.  The aforementioned notes and certain of the aforementioned warrants prohibit the holder converting the notes or exercising such warrants if after such conversion and/or exercise the holder would beneficially own more than 4.99% of our common stock, until such time as the shares issuable under the notes and such warrants, along with shares of our common stock held by the holder, constitute 4.99% or less of our outstanding common stock, or the holder elects to remove such restriction.  Fred Knoll, the principal of Knoll Capital Management, L.P., the investment manager for Europa, exercises voting and dispositive power over the shares held by Europa, but disclaims any beneficial interest in the shares of our common stock owned by Europa except to the extent of his pecuniary interest therein.

(10)

Includes 2,326,581 shares issuable within 60 days of February 17, 2014 upon exercise of presently outstanding stock options, 2,638,928 shares issuable within 60 days of February 17, 2014 upon exercise of presently outstanding warrants and 4,997,728 shares issuable within 60 days of February 17, 2014 upon conversion of principal only of presently outstanding convertible notes.

(11)

Consists of 2,200,844 shares held directly by Europa, 1,348,440 shares issuable to Europa within 60 days of February 17, 2014 upon exercise of presently outstanding warrants, and 4,780,337 shares issuable to Europa within 60 days of February 17, 2014 upon conversion of principal only of presently outstanding convertible notes. The aforementioned notes and certain of the aforementioned warrants prohibit the holder converting the notes or exercising such warrants if after such conversion and/or exercise the holder would beneficially own more than 4.99% of our common stock, until such time as the shares issuable under the notes and such warrants, along with shares of our common stock held by the holder, constitute 4.99% or less of our outstanding common stock, or the holder elects to remove such restriction.

(12)

Consists of 100,000 shares held directly by ACT Capital Management, LLLP, 1,070,000 shares held directly by ACT Capital Partners, LP, 1,200,000 shares held directly by Amir L. Ecker, 150,000 shares held directly by Maria T. Ecker, 115,000 shares held directly by Amir L. Ecker and Maria T. Ecker Joint Tenants, 150,000 shares held directly by The Ecker Family Partnership, 300,000 shares held directly by Delaware Charter G&T cust FBO Amir L. Ecker IRA, 1,529,130 shares issuable within 60 days of February 17, 2014 upon the exercise of presently outstanding warrants and 1,413,444 shares issuable within 60 days of February 17, 2014 upon conversion of principal only of presently outstanding convertible notes.  The aforementioned notes and certain of the aforementioned warrants prohibit the holder converting the notes or exercising such warrants if after such conversion and/or exercise the holder would beneficially own more than 4.99% of our common stock, until such time as the shares issuable under the notes and such warrants, along with shares our our common stock held by the holder, constitute 4.99% or less of our outstanding common stock, or the holder elects to remove such restriction.  ACT Capital Management, LLLP controls the shares held by the foregoing stockholder. Investment decisions made on behalf of ACT Capital Management, LLLP are made by its General Partners Amir L. Ecker and Carol G. Frankenfield. ACT Capital Management, LLLP, Amir L. Ecker and Carol G. Frankenfield may be deemed the beneficial owner of the shares held by the foregoing stockholders but disclaim beneficial ownership in such shares except to the extent of their pecuniary interest therein.

(13)

Consists of 100,000 shares held directly by ACT Capital Management, LLLP, 1,070,000 shares held directly by ACT Capital Partners, LP, 1,200,000 shares held directly by Amir L. Ecker, 150,000 shares held directly by Maria T. Ecker, 115,000 shares held directly by Amir L. Ecker and Maria T. Ecker Joint Tenants, 150,000 shares held directly by The Ecker Family Partnership, 300,000 shares held directly by Delaware Charter G&T cust FBO Amir L. Ecker IRA, 10,000 shares held directly by Carol G. Frankenfield, 1,529,130 shares issuable within 60 days of February 17, 2014 upon the exercise of presently outstanding warrants and 1,413,444 shares issuable within 60 days of February 17, 2014 upon conversion of principal only of presently outstanding convertible notes. The aforementioned notes and certain of the aforementioned warrants prohibit the holder converting the notes or exercising such warrants if after such conversion and/or exercise the holder would beneficially own more than 4.99% of our common stock, until such time as the shares issuable under the notes and such warrants, along with shares of our common stock held by the holder, constitute 4.99% or less of our outstanding common stock, or the holder elects to remove such restriction. ACT Capital Management, LLLP controls the shares held by the foregoing stockholder. Investment decisions made on behalf of ACT Capital Management, LLLP are made by its General Partners Amir L. Ecker and Carol G. Frankenfield. ACT Capital Management, LLLP, Amir L. Ecker and Carol G. Frankenfield may be deemed the beneficial owner of the shares held by the foregoing stockholders but disclaim beneficial ownership in such shares except to the extent of their pecuniary interest therein.

 Change in Control Arrangements

To our knowledge there are no arrangements which may result in a change in control of our company at a subsequent date.

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	4,340,000	$0.97	3,062,964
Equity compensation plans not approved by security holders (2)	3,480,204	$0.28	--
Total	7,820,204	$0.67	3,062,964

(1)	Consists of awards issued and issuable pursuant to the 2010 Plan.
(2)	Consists of options and warrants assumed in our acquisition of AtheroNova Operations and options granted outside the 2010 Plan..

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Officers and Directors

Other than the transactions described below, since January 1, 2012, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and
•

in which any director, executive officer, stockholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

On May 13, 2010, we issued to Europa a Note in the aggregate principal amount of $500,000, with a conversion price of approximately $0.39 which was subsequently amended to $0.29 on June 15, 2012, and certain common stock purchase warrants to purchase 636,266 shares of our common stock at a per share exercise price of approximately $0.39 per share. Fred Knoll is a director of our company and the principal of Knoll Capital Management, L.P., the investment manager for Europa.

On September 4, 2012 and October 1, 2012, we issued a 2.5% Senior Secured Convertible Note to Europa for gross proceeds of $416,666.66. The note was issued pursuant to the exercise of certain rights to cause our company to sell to Europa an aggregate of $500,000 in additional notes (substantially in the form of the Second Amended Notes). We issued a remaining note in an aggregate principal amount of $250,000 to Europa on October 31, 2012.In making the stock issuances described above without registration under the Securities Act of 1933, as amended (the “Securities Act”), we relied upon one or more of the exemptions from registration contained in and/or promulgated under Section 4(2) of the Securities Act as each of the stock recipients in the private placement transactions was an accredited investor and no general solicitation or advertising was used in connection with such stock issuances.

Accounts payable includes $50,841 and $17,533 as December 31, 2013 and 2012, respectively, that are payable to our officers and directors.

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

Audit Fees

The aggregate fees billed by Weinberg for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports and services that are normally provided in connection with statutory and regulatory filings were $69,014 for the fiscal year ended December 31, 2013.

Audit-Related Fees

None.

Tax Fees

During fiscal year 2013, we recorded accounting/professional fees totaling $6,875 that were billed to us by Weinberg for the preparation of our 2012 annual tax returns.

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

ATHERONOVA INC.

(Registrant)

Date: February 27, 2014	By:	/s/Thomas W. Gardner
Thomas W. Gardner
Chairman, Chief Executive Officer & Presiden
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

Signature	Title	Date

/s/Thomas W. Gardner Thomas W. Gardner	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 27, 2014

/s/Mark Selawski Mark Selawski	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 27, 2014

/s/Chaim Davis Chaim Davis	Director	February 27, 2014

/s/Gary Freeman Gary Freeman	Director	February 27, 2014

/s/Boris Ratiner, M.D. Boris Ratiner, M.D.	Director	February 27, 2014

/s/Alexander Polinsky Alexander Polinsky	Director	February 27, 2014

/s/Paul DiPerna Paul DiPerna	Director	February 27, 2014

/s/Johan Spoor Johan (Thijs) Spoor	Director	February 27, 2014

/s/Fred Knoll Fred Knoll	Director	February 27, 2014

Exhibit Index

Exhibit Number	Description of Exhibit
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

4.4	Amendment No.1 to 2010 Stock Incentive Plan. Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A (File No. 000-52315) filed with the Securities and Exchange Commission on May 9, 2013. †
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

10.11

Form of 12% Senior Secured Convertible Note. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on May 25, 2012.

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

10.21	Form of Subscription Agreement. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10Q (File No. 000-52315) filed with the Securities and Exchange Commission on November 12, 2013.
10.22	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10Q (File No. 000-52315) filed with Securities and Exchange Commission on November 12, 2013.
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