Form 10-Q
period 2014-03-31
AtheroNova Inc.
filed 2014-05-14
CIK 1377053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                                                                                                              Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File  required to be submitted and posted to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  days.                                                                                                                                                                                                                                              Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).                                                                      Yes ☐ No ☑

As of May 13, 2014 there were 4,736,918 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	3

	Condensed Consolidated Statements of Operations (Unaudited) for the three month periods ended March 31, 2014 and 2013, and for the period from December 13, 2006 (Inception) through March 31, 2014	4

	Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited) for the period from December 31, 2013 through March 31, 2014	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the three month periods ended March 31, 2014 and 2013, and for the period from December 13, 2006 (Inception) through March 31, 2014	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	29

Item 4.	Controls and Procedures	29

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6.	Exhibits	32

Part I – Financial Information

Item 1. Financial Statements

ATHERONOVA INC.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
Assets	(unaudited)
Current Assets
Cash	$1,143,189	$266,210
Other Current Assets	62,141	22,438
Total Current Assets	1,205,330	288,648
Equipment, net	6,462	7,405
Deposits and other assets	12,777	12,777
Total Assets	$1,224,569	$308,830
Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued expenses	$816,920	$811,404
Interest payable	86,706	76,462
Derivative liabilities	4,832,917	--
Current portion of 2.5% Senior secured convertible note, net of discount of $10,660 as of March 31,2014 and $37,377 as of December 31, 2013	416,840	390,123
Total Current Liabilities	6,153,383	1,277,989

Senior secured convertible notes	2,660,167	1,170,333
Discount on convertible notes	(2,287,899)	(807,200)
Senior secured convertible notes, net of discount	372,268	363,133

Research and development costs payable in common stock	--	1,170,712

Stockholders’ Deficit:
Preferred stock $0.0001 par value, 10,000,000 shares authorized, none outstanding at March 31, 2014 and December 31, 2013	--	--
Common stock $0.0001 par value, 100,000,000 shares authorized, 4,313,786 and 4,158,402 outstanding at March 31, 2014 and December 31, 2013, respectively	431	416
Additional paid in capital	20,708,857	19,526,374
Common stock issuable	2,152,735	--
Deficit accumulated during the development stage	(28,163,105)	(22,029,794)
Total stockholders’ deficit	(5,301,082)	(2,503,004)
Total Liabilities and Stockholders’ Deficit	$1,224,569	$308,830

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

For the three month periods ended March 31, 2014 and 2013,

and for the period from December 13, 2006 (Inception) through March 31, 2014

	Three months ended March 31,		Cumulative From Inception
	2014	2013

Revenue, net	$--	$--	$--

Operating expenses:
Research and development	567,153	434,759	4,456,774
Research and development-related party	982,023	--	3,351,032
General and administrative expenses	514,505	1,067,977	10,062,448
Impairment charge-intellectual property	--	--	572,868
Total operating expenses	2,063,681	1,502,736	18,443,122

Loss from operations	(2,063,681)	(1,502,736)	(18,443,122)

Other income (expenses):
Other income	326	1,396	9,165
Merger-related expenses	--	--	(323,294)
Cancellation of related-party debt	--	--	100,000
Interest expense	(482,410)	(121,195)	(2,963,588)
Private Placement Costs	(3,340,030)	--	(5,488,337)
Cost to induce conversion of 12% notes	--	--	(866,083)
Gain on extinguishment of derivative liability	--	--	909,368
Change in fair value of derivative liabilities	(245,351)	--	(1,084,920)
Total other income (expense)	(4,067,465)	(119,799)	(9,707,689)

Net loss before income taxes	(6,131,146)	(1,622,535)	(28,150,811)

Provision for income taxes	2,165	1,365	12,294
Net loss	$(6,133,311)	$(1,623,900)	$(28,163,105)

Loss per share – basic and diluted	$(1.46)	$(0.43)

Weighted average shares outstanding – basic and diluted	4,212,375	3,798,337

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Deficit

For the period from December 31, 2013 through March 31, 2014 (unaudited)

Description	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Issuable	Deficit Accumulated During Development Stage	Total Stockholders’ Deficit
Balance – December 31, 2013	4,158,402	$416	$19,526,374	$--	$(22,029,794)	$(2,503,004)
Fair value of common stock issued for services	6,535	1	23,394		--	23,395
Fair value of vested options and warrants	--	--	157,939		--	157,939
Fair value of modified warrants to induce purchase of 6% Secured convertible notes	--	--	564,849		--	564,849
Fair value of common stock issuable for research and development services-related party	--	--	--	2,152,735	--	2,152,735
Fair value of common stock issued upon conversion of notes payable and accrued interest	148,849	14	436,301		--	436,315
Net loss	--	--	--		(6,133,311)	(6,133,311)
Balance – March 31, 2014	4,313,786	$431	$20,708,857	$2,152,735	$(28,163,105)	$(5,301,082)

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the three month periods ended March 31, 2014 and 2013,

and for the period from December 13, 2006 (Inception) through March 31, 2014

	Three months ended March 31,		Cumulative From Inception
	2014	2013
Operating Activities:
Net loss	$(6,133,311)	$(1,623,900)	$(28,163,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of payables and accrued interest	4,654	--	110,367
Amortization of debt discounts	452,518	110,177	2,719,460
Depreciation	943	1,191	12,617
Fair value of vested options and warrants	157,939	260,359	3,607,874
Fair value of common stock issued for services	23,395	--	1,740,792
Fair value of warrant modifications	564,849	--	564,849
Research and development costs payable in common stock	982,023	--	2,152,735
Fair value of shares transferred or sold to employees, directors and vendors by controlling stockholder	--	481,400	604,450
Impairment charge-intellectual property	--	--	572,867
Cost of private placement	2,681,066	--	4,829,373
Cost to induce conversion of 12% notes	--	--	866,083
Gain on conversion of debt	--	--	(909,368)
Change in fair value of derivative liabilities	245,351	--	1,084,920
Cancellation of debt	--	--	(100,000)
Changes in operating assets and liabilities:
Other current assets	(39,703)	6,202	(74,918)
Accounts payable and accrued expenses	30,755	(47,122)	1,118,316
Net cash used in operating activities	(1,029,521)	(811,693)	(9,262,688)
Investing Activities
Purchase of equipment	--	--	(19,079)
Investment in intellectual property	--	--	(372,867)
Cash received from reverse merger	--	--	1,281
Net cash used in investing activities	--	--	(390,665)
Financing Activities
Proceeds from issuance of common stock	--	150,047	5,366,503
Proceeds from 12% convertible notes-net	--	--	645,200
Repayment of convertible notes-short-term	--	--	(15,000)
Proceeds from sale of 6% senior secured convertible notes-net	1,906,500	--	1,906,500
Proceeds from sale of 2.5% senior secured convertible notes, net	--	--	2,893,339
Net cash provided by financing activities	1,906,500	150,047	10,796,542
Net change in cash	876,979	(661,646)	1,143,189
Cash - beginning balance	266,210	2,744,046	--
Cash - ending balance	$1,143,189	$2,082,400	$1,143,189
Supplemental disclosure of cash flow information:
Cash paid for interest	$--	$--	$32,666
Cash paid for income taxes	$2,165	$1,365	$12,294
Supplemental disclosure of non-cash investing and financing transactions:
Stockholder notes issued in exchange for intellectual property	$--	$--	$200,000
Conversion of convertible notes payable and accrued interest to common stock	$436,315	$--	$2,626,931
Derivative liability created on issuance of convertible notes and warrants	$4,587,566	$--	$6,087,566
Reclass of accounts payable to related party notes	$--	$--	$100,000
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	$--	$--	$1,556,720
Common stock issued to settle accounts payable	$--	$--	$106,030
Fair value of derivative liability extinguished upon modification of the 2.5% convertible notes	$--	$--	$3,472,549
Reclass of Research and development Costs payable in common stock to Common stock Issuable	$1,170,172	$--	$1,170,172

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

The accompanying unaudited condensed consolidated financial statements of AtheroNova Inc. and subsidiary (“AtheroNova,” “we,” “us, “our” and “our Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2014 or for any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2013, which are included in the Company’s Report on Form 10-K for such year filed on February 27, 2014. The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements included in the Form 10-K for that year.

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

On April 22, 2014, the Company effected a 1-for-10 reverse stock split. As a result, all share and per share amounts have been retroactively restated as of the beginning of the earliest period presented to effect the reverse stock split.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has incurred operating losses and negative operating cash flows since inception and has financed its working capital requirements through recurring sales of its convertible notes and equity securities. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $6,133,311 and negative cash flow from operations of $1,029,521 for the period ended March 31, 2014 and stockholders’ deficit of $5,301,082 at March 31, 2014. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2013 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

Management is currently in the process of exploring equity placements of securities by the Company to accredited investors, funds and institutional investors. The Company received $1,906,500 through the sale of its 6% Secured Convertible Notes as of February 2014. Management believes that current funds plus the recently concluded financing activities will be sufficient to fund operations through June 2014. Significant additional capital will be needed to advance the Company’s research and development and clinical trials as well as providing general working capital. There can be no assurances that sufficient subsequent funding, if any at all, will be raised by this or future offerings or that the cost of such funding will be reasonable.

In light of the foregoing, management will continue to seek funding through short-term and long-term loans, grants and other such funds available from private and public sources established to further research in health care and advancement of science. Additionally, the Company has filed a form S-1 for a possible sale of equity to generate sufficient funds to continue operations for the next 15 to 18 months. Management continues to meet with representatives of private and public sources of funding to continue the ongoing process of capital development sufficient enough to cover negative cash flows expected in future periods and will continue to do so in the coming months.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Accounting for Share based Research and Development Costs

Under its research and development (R&D) agreements, the Company is obligated to issue shares of common stock if milestones are met by the R&D vendor. It is the Company’s policy to recognize expense for these shares when it is estimated that there is a high probability of meeting the milestone. The Company accrues the share based expense based upon the estimated percentage of completion of the milestone. The shares are valued at the market price at the end of the period and revalued at each period until issued. At March 31, 2014, there was no accrual recorded since there was no milestone deemed achievable at that time.

Reclassifications

The condensed consolidated financial statements include a reclassification of consulting fees in prior periods to properly compare to current period presentation. Such reclassification did not change the reported net loss during that period.

In presenting the Company’s statement of operations for the three-month period ended March 31, 2013, the Company reclassified consulting fees of $111,835 that were previously reflected as operating expenses to research and development expenses.

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

Warrants, options and other potentially dilutive securities that are antidilutive have been excluded from the dilutive calculations when their exercise or conversion price exceeds the average stock market price during the period or the effect would be anti-dilutive when applied to a net loss during the period(s) presented. The following table sets forth the shares excluded from the diluted calculation for the three month periods presented as follows:

	March 31, 2014	March 31, 2013

Senior secured Convertible notes	1,236,212	607,873
Warrants	1,306,294	835,544
Employee and director stock options	556,450	563,450

Total potentially dilutive shares	3,098,956	2,006,867

Such securities could potentially dilute earnings per share in the future.

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a probability based weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

The Company has derivative liabilities in 2014 relating to purchase price adjustments on convertible notes and warrants issued in February 2014. Accordingly, the Company has calculated the value of the derivative liabilities as of the date of issuance of the notes and warrants and has revalued them as of the period ending March 31, 2014.

Fair value of financial instruments

Effective January 1, 2008, fair value measurements are determined by the Company’s adoption of authoritative guidance issued by the  Financial Accounting Standards Board (FASB), with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of the authoritative guidance did not have a material impact on the Company’s fair value measurements.  Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3—Unobservable inputs based on the Company’s assumptions.

The Company is required to use observable market data if such data is available without undue cost and effort.

The following table presents certain liabilities of the Company measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2014.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$--	$4,832,917	$--	$4,832,917

There was no corresponding derivative liability as of December 31, 2013.

At March 31, 2014 and December 31, 2013, the fair values of cash and cash equivalents, and accounts payable approximate their carrying values.

Recently Issued Accounting Standards

In April 2014, the FASB issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

On February 26, 2014, the FASB Board affirmed changes in a November 2013 Exposure Draft, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, and directed the staff to draft a final Accounting Standards Update for vote by the Board. This is intended to reduce the cost and complexity in financial reporting by eliminating inception-to-date information from the financial statements of development stage entities.

Other recent accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.            SENIOR SECURED CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

a. 2010 2.5% Convertible Notes	$427,500	$427,500
b. 2012 2.5% Convertible Notes	753,667	1,170,333
c. 2014 6% Convertible Notes	1,906,500	--
	3,087,667	1,597,833
Less Valuation Discount	(2,298,559)	(844,577)
	789,108	753,256
Less Current Portion	(416,840)	(390,123)
Convertible Notes Payable, net	$372,268	$363,133

a.	2010 2.5% Convertible Notes

On May 13, 2010, we entered into a Securities Purchase Agreement with W-Net Fund I, L.P. (“W-Net”), Europa International, Inc. (“Europa”) and MKM Opportunity Master Fund, Ltd. (“MKM” and together with W-Net and Europa, the “Purchasers”), pursuant to which the Purchasers, on May 13, 2010, purchased from us (i) 2.5% Senior Secured Convertible Notes (the “Original Notes”) for a cash purchase price of $1,500,000, and (ii) Common Stock Purchase Warrants pursuant to which the Purchasers may purchase up to 190,880 shares of our common stock at an exercise price equal to approximately $2.90 per share, as amended, (the “Capital Raise Transaction”). We entered into the First Amendment and Exchange Agreement on July 6, 2011 under which the Original Notes were exchanged for the Amended and Restated 2.5% Senior Secured convertible Notes. On June 15, 2012, we entered into the Second Amendment and exchange Agreement under which the Amended Notes were exchanged for the Second Amended and Restated 2.5% Senior Secured Convertible Notes (the “Second Amended Notes”).

The Second Amended Notes accrued 2.5% interest per annum with a maturity of 4 years after the closing of the Capital Raise Transaction. No cash interest payments were required, except that accrued and unconverted interest is due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted. If there is an uncured event of default (as defined in the Original Notes), the holder of each Original Note may declare the entire principal and accrued interest amount immediately due and payable. Default interest will accrue after an event of default at an annual rate of 12%. If there is an acceleration, a mandatory default amount equal to 120% of the unpaid Original Note principal plus accrued interest may be payable.

The Second Amended Notes greatly restrict the ability of our company and AtheroNova Operations to issue indebtedness or grant liens on our or its respective assets without the Original Note holders’ consent. They also limit and impose financial costs on our acquisition by any third party.

On May 13, 2010, we also entered into a Security Agreement and an Intellectual Property Security Agreement with the Purchasers and AtheroNova Operations, pursuant to which all of our obligations under the Second Amended Notes are secured by first priority security interests in all of our assets and the assets of AtheroNova Operations, including intellectual property. Upon an event of default under the Second Amended Notes or such agreements, the Second Amended Note holders may be entitled to foreclose on any of such assets or exercise other rights available to a secured creditor under California and Delaware law. In addition, under a Subsidiary Guarantee, AtheroNova Operations will guarantee all of our obligations under the Original Notes. As of December 31, 2013, the outstanding balance of the notes amounted to $427,500, unpaid interest of $31,453 and unamortized note discount of $37,375.

During the period ended March 31, 2014, the Company recognized interest expense of $2,671 for the 2.5% interest rate of the Second Amended Notes and $26,718 to amortize the note discount. The aggregate balance of the Original Notes outstanding, unpaid interest and unamortized note discount as of March 31, 2014 amounted to $427,500, $42,199 and $10,660, respectively. The Second Amended Notes were due on May 12, 2014. The Company has amended the Second Amended Note to extend the maturity date of it until September 12, 2014. All other terms and conditions remain unchanged.

b.	2012 2.5% Convertible Notes

On July 23, 2012 the Purchasers notified us of their intention of putting the additional $1,500,000 in notes substantially in the form of the Second Amended Notes (the “2012 Notes”) in 3 tranches. The first $500,000 was put to us and we issued 2012 Notes on September 4, 2012. These 2012 Notes mature on September 3, 2016. The second tranche of $498,333 was put to us and we issued 2012 Notes on October 1, 2012. The final tranche of $500,000 was put to us and we issued 2012 Notes on October 31, 2012 for an aggregate issuance of $1,498,333. The 2012 Notes are convertible into common stock at a per share price of $2.90 per share. As the market price on the date of the issuance of the 2012 Notes ranged between $5.80 and $8.00 per share, the Company recorded a beneficial conversion feature up to the face value of the 2012 Notes in the aggregate of $1,498,333 representing the difference between the market price and the note’s conversion price on the date of issuance. The beneficial conversion feature was recorded as a valuation discount and is being amortized over the term of the 2012 Notes. As of December 31, 2013, the outstanding balance on the 2012 Notes amounted to $1,170,333 and unamortized discount $807,202.

During the period ended March 31, 2014, principal in the amount of $416,667 was converted at a per share price of $2.90 into 143,678 shares of the Company’s common stock. The Company also issued 4,504 shares of its common stock with a market value of $19,647 to settle $14,994 of accrued interest relating to the converted 2012 Notes. The issuance of these common shares resulted in an additional charge of $4,653 that has been reflected as part of interest expense in the accompanying statement of operations. Furthermore, the company also recorded interest expense of $270,439 to expense the corresponding unamortized note discount of the converted notes.

During the period ended March 31, 2014, the Company recognized interest expense of $6,997 and $96,971 to amortize the note discount. The aggregate balance of the 2012 Notes outstanding, unpaid interest and unamortized note discount as of March 31, 2014 amounted to $753,667, 28,937 and $466,509 respectively.

Total 2.5% convertible notes purchased and held by Europa were $1,094,167 at both March 31, 2014 and December 31, 2013. Europa is an entity controlled by Knoll Capital Management of which Mr. Knoll, one of our directors, is the managing director.

c.	2014 6% Convertible Notes

In January and February 2014, we entered into Securities Purchase Agreements with approximately 31 accredited investors (the “Purchasers”), pursuant to which the Purchasers, on February 12, 2014, purchased from us (i) 6% Senior Secured Convertible Notes (the “6% Notes”) for a cash purchase price of $1,906,500, and (ii) Common Stock Purchase Warrants pursuant to which the Purchasers may purchase up to 414,457 shares of our common stock at an exercise price equal to approximately $2.30 per share (the “6% Notes Placement”). In connection with this note placement, we paid fees and commissions of $70,720 and issued 6,535 shares of common stock, with a fair value of $23,395. The 6% Notes have a three year term and are convertible into common stock at any time at the lesser of i) $2.30 per share and ii) seventy percent of the average of the three lowest daily volume-weighted average prices (“VWAPs”) occurring during the 20 consecutive trading days immediately preceding the applicable conversion date. The associated warrants are exercisable at $2.30 per share. The warrants may be exercised on a cashless basis under which a portion of the shares subject to exercise are not issued in payment of the purchase price, based on the then fair market value of the shares.

Additionally, several of the individuals or entities who participated in this offering were also existing holders of warrants to purchase 542,246 shares of common stock. As an incentive for their participation, the expiration dates of these warrants were extended to ten years from the date of each respective warrant’s original issuance while all other remaining provisions stayed the same. At the date of modification, the difference in the fair value of these warrants before and after the modification amounted to $564,849 using the Black-Scholes Merton valuation and was included as a cost of the private placement in the accompanying statement of operations. Furthermore, in August 2013, the Company agreed to issue similar warrants to participants of a private placement sale of our common stock held at that time. As a result, we issued warrants to purchase an additional 40,000 shares of our common stock with the same terms and conditions as the warrants issued in the note placement. These warrants included an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current conversion or exercise price, and, as such, were accounted for as derivative liability. Upon their issuance, the fair value of these warrants was determined to be $143,997 using a probability based weighted average Black-Scholes Merton valuation and was recorded as a derivative liability upon issuance and included in the cost of the private placement in the accompanying statement of operations (see below for further discussion of Derivative Liability).

The 6% Notes accrue 6% interest per annum and do not require cash interest payments, except that accrued and unconverted interest is due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted. If there is an uncured event of default (as defined in the 6% Notes), the holder of each 6% Note may declare the entire principal and accrued interest amount immediately due and payable. Default interest will accrue after an event of default at an annual rate of 12%. If there is an acceleration, a mandatory default amount equal to 120% of the unpaid 6% Note principal plus accrued interest may be payable.

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

The 6% Notes and associated warrants include an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current conversion or exercise price, as applicable. We considered the current Financial Accounting Standards Board guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not in the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, we determined that the conversion price of the 6% Notes and the strike price of the associated warrants contain conversion or exercise prices, as applicable, that may fluctuate based on the occurrence of future offerings or events, and, as such, are not fixed amounts. As a result, we determined that the conversion features of the 6% Notes and the associated warrants are not considered indexed to our own stock and characterized the fair value of the 6% Notes and the associated warrants as derivative liabilities upon issuance. The value of the derivative liability at the date of issuance of $4,443,569 that was in excess of the 6% convertible notes payable with a face amount of $1,906,500 was $2,537,069, and such amount was recognized as of the issuance date of February 12, 2014 in our statements of operations as a cost of the private placement (see below for further discussion of Derivative Liability).

As a result of this offering, the Company recognized private placement costs in the aggregate of $3,340,030 to account for the following (i) commission and fees paid of $70,720; (ii) issuance of 6,535 shares of common stock to a placement agent with a fair value of $23,395; (iii) fair value of warrants modified of $564,849; (iv) fair value of warrants issued of $143,997; and (v) fair value of the note’s conversion feature and warrants accounted as derivative liability of $2,537,069.

Total 6% Notes purchased and held by Europa were $300,000 at both March 31, 2014 and February 12, 2014. Europa is an entity controlled by Knoll Capital Management of which Mr. Knoll, one of our directors, is the managing director.

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

We evaluated whether the 6% Notes and related warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective convertible debt and warrant agreements. We determined that the 6% Notes and related warrants issued to the Purchasers in February 2014 and the additional 40,000 warrants issued to the August 2013 Investors concurrent with the issuance of the 6% Notes and related warrants, contained such provisions and were recorded as derivative liability. Derivative liabilities were valued using a probability based weighted-average Black-Scholes-Merton valuation with the following assumptions:

	March 31, 2014	February 12, 2014 (Issuance)
	(Unaudited)	(Unaudited)
Conversion feature :
Risk-free interest rate	0.90%	0.74%
Expected volatility	201%	211%
Expected life (in years)	2.83	3.00
Expected dividend yield	0.00%	0.00%

Warrants :
Risk-free interest rate	2.73%	2.80%
Expected volatility	201%	211%
Expected weighted average life (in years)	9.83	10
Expected dividend yield	0.00%	0.00%

Fair Value :
Conversion feature	$3,106,945	$2,951,785
Warrants	1,725,972	1,635,781
	$4,832,917	$4,587,566

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock based upon the expected term of the instrument, and the expected life of the instrument is determined by the expiration date of the instrument.  The expected dividend yield was based on the fact that the Company has not paid dividends to common stockholders in the past and does not expect to pay dividends to common stockholders in the future.

The Company measured the aggregate fair value of the conversion feature and the warrants issued on the date of issuance of February 12, 2014 as $4,587,566. As of March 31, 2014, the Company has re-measured the remaining derivative liabilities and determined the aggregate fair value to be $4,832,917. The Company recorded the change in fair value of the derivative liabilities of $245,351 in the accompanying statement of operations for the three months ending March 31, 2014.

5.             STOCKHOLDERS’ EQUITY

Common Stock

On February 12, 2014, in satisfaction of the equity portion of a compensation arrangement with an accredited broker who assisted in the placement of the 6% Notes, we issued 6,535 shares of our common stock, with a fair value of $23,395. This cost was recorded as a cost of the private placement in our statement of operations.

Stock Options

The Company has a stockholder-approved stock incentive plan for employees under which it has granted stock options. In May 2010, the Company established the 2010 Stock Incentive Plan (the “2010 Plan”), which provides for the granting of awards to officers, directors, employees and consultants to purchase or acquire up to 7,362,964 shares, as amended, of the Company’s common stock. The awards have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors and are issued at an exercise price determined by the Board of Directors. Options issued under the 2010 Plan will have an exercise price equal to or greater than the fair market value of a share of the Company’s common stock at the date of grant. The 2010 Plan expires on May 20, 2020 as to any further granting of options. In the three months ended March 31, 2014, a total of 10,000 options to purchase shares of the Company’s common stock were granted under the 2010 Plan. Additionally, options to purchase 22,500 shares of the Company’s common stock originally granted outside of the 2010 Plan were cancelled in accordance with the grant terms. There were options outstanding to purchase a total of 556,450 shares granted under the 2010 Plan as well as outside the 2010 Plan as of March 31, 2014. There were 292,297 shares reserved for future grants under the 2010 Plan as of March 31, 2014.

A summary of the status of the Company’s stock options as of March 31, 2014 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	568,950	$8.320	4.849	$86,271
Granted	10,000	3.800	7.000	--
Exercised	--	--	--	--
Cancelled	(22,500)	(5.000)	--	--
Outstanding at March 31, 2014	556,450	$8.370	4.589	$86,271
Exercisable at March 31, 2014	353,543	$9.130	3.923	$86,271

 In March 2014, the Company issued options to purchase 10,000 shares of common stock to a consultant to the Company with an estimated fair value of $37,582 using the Black-Scholes-Merton calculation. The options have an exercise price of $3.80 per share, vest over a three month period and expire seven years form the date of grant. During the period ended March 31, 2014, the Company recognized compensation costs of $9,338 as part of general and administrative espense based on the fair value of options that vested.

During the three months ended March 31, 2014, the Company recognized $148,601 of compensation costs as part of general and administrative expense related to the vesting of options granted in prior periods. As of March 31, 2014, the total compensation cost related to non-vested options awards not yet recognized is $789,170. The weighted average period over which it is expected to be recognized is approximately 2.75 years.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges in the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013

Expected volatility	201%	113%
Dividend yield	--	--
Expected term (in years)	6.25	6.25
Risk-free interest rate	2.73%	1.38%

To compute compensation expense, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes-Merton option pricing model for employees, and calculated the fair value of each option award at the end of the period for non-employees. In the prior periods, the Company based the expected volatility assumption on a volatility index of peer companies as the Company did not have sufficient historical market information to estimate the volatility of its own stock. Starting in April of 2013, the Company determined that its stock price had matured and there was a consistent level of trading activity, as such, the Company used the volatility percentage of its common stock. The expected term of options granted represents the period of time that options are expected to be outstanding. The Company estimated the expected term of stock options by using the simplified method. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards. The Company has not declared a dividend on its common stock since its inception and has no intentions of declaring a dividend in the foreseeable future and therefore used a dividend yield of zero.

Warrants

In February 2014, pursuant to the issuance of the 6% Notes, the Company issued warrants to purchase 414,457 shares of common stock. The warrants are exercisable at $2.30/share and will expire in ten years. The Company also issued warrants to purchase 40,000 shares of common stock to purchasers in the August 2013 private placement. The warrants have an exercise price of $2.30 per share, vest immediately and expire 10 years from date of grant. See Note 3 for further discussion.

A summary of the status of our warrants as of March 31, 2014 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	853,937	$3.770	2.665	$783,258
Granted	454,457	2.300	9.917	--
Exercised	--	--	--	--
Cancelled	(2,100)	(5.000)	--	--
Outstanding at March 31, 2014	1,306,294	$4.030	6.859	$1,016,206
Exercisable at March 31, 2014	1,306,294	$4.880	6.859	$1,016,206

6.            COMMITTMENTS

CardioNova Agreement

In October 2011, we entered into two definitive agreements with OOO CardioNova, a wholly-owned subsidiary of Maxwell Biotech Group, a Russian biotech fund, covering our AHRO-001 compound. The agreements cover a territory represented by the Russian Federation, the Ukraine and various countries in central Asia (the “Territory”).

Under the licensing agreement OOO CardioNova (“CardioNova”) became an equity investor in our company in exchange for the funding of Phase 1 and 2 human clinical trials conducted by a Clinical Research Organization (“CRO”) located in Russia. A Joint Steering Committee was subsequently established between both entities and determined the final clinical protocols and approved a research budget of $3.8 million.

Pursuant to the agreement, common stock equal to specified percentages of the approved research budget of $3.8 million would be issued to CardioNova upon achievement of four milestones in the research plan. Through December 31, 2013, the Company had issued a total of 199,730 of non-refundable shares of common stock representing the first two milestones and 30% of the total budget with a fair value of $1,198,297, or $6.00 per share. Additionally, the Company determined that the achievement of the third milestone was probable and the percentage of achievement at 80% complete, therefore accrued additional research and development expense – related party of $1,170,712 as of December 31, 2013. There has been no work performed with respect to the fourth and last milestone to this date.

In the period ending March 31, 2014, the third milestone was achieved and, as such, the Company determined it will issue a total of 422,105 shares of common stock with a fair value of $2,152,735. In December 31, 2013, the Company recorded $1,170,712 of these costs, as such, during the period ending March 31, 2014, the remaining $983,023 was recorded to research and development expense - related party. As of March 31, 2014, no measurable progress has been achieved on the final milestone tranche to date and no estimated expense has been recorded for the current period.

If CardioNova successfully develops and commercializes AHRO-001 in the Territory, we will be entitled to receive a quarterly royalty, based on net sales during the period using an escalating scale. The royalty agreement shall remain in force for the period in which intellectual property rights for AHRO-001 are in full force and effect in the Territory.

Under the Securities Purchase Agreement, CardioNova purchased a total of 27,526 shares of our common stock for a cash purchase price of $9.70 per share. This transaction took place in two installments. The first installment, which took place in December 2011, was for the issuance of 15,464 shares upon receipt of $150,000 as specified in the License Agreement. The second installment of 12,062 shares was issued in June 2013 upon the receipt of the final $117,000 due upon shipment of clinical product used in the initial Phase 1 trial, which occurred in June 2013.

Research Agreements

We have a research agreement signed in September 2012, and amended in April 2013 and again in September 2013, with a major university in Southern California to conduct contract research in additional compounds covered under our issued patents. This agreement calls for payment of all research costs relating to the study of dosage and efficacy of bile salts on the atherosclerotic plaque in a non-human model. The total potential cost of the project is $236,323, to be paid in four installments over the length of the study. The process is ongoing and to date, the entire $236,323 has been expensed in prior periods. As of March 31, 2014, $81,662 is still outstanding pending issuance of final research reports and is reported as part of Accounts Payable in the accompanying balance sheet.

The studies authorized in February 2014, with expected cost of approximately $540,800, have completed the planning stage and commenced in April 2014. The process is ongoing and to date, $172,180 has been expensed to Research and development costs on the accompanying statement of operations for the three month period ended March 31, 2014. The remaining $368,620 will be recorded in future periods once service has been rendered.

Formulation Development Agreement

We have a development agreement entered into in February 2014 with a Pennsylvania-based Clinical Research Organization (“CRO”) specializing in formulation and manufacturing of clinical research grade pharmaceutical products. The agreement calls for the CRO to use our Active Pharmaceutical Ingredient to manufacture clinical trial pharmaceutical products for use in the next clinical trial conducted in Russia. The total expected cost of the project is $220,650, as amended, to be paid in progress installments over the length of the manufacturing and packaging process. The process is ongoing and to date, $92,594 has been recorded as part of Research and development costs on the accompanying statement of operations for the three-month period ending March 31, 2014. The remaining $128,056 will be recorded in future periods once service has been rendered.

7.            RELATED PARTY TRANSACTIONS

Accounts payable includes $40,208 and $50,841 as of March 31, 2014 and December 31, 2013, respectively, that are payable to officers and directors of the Company.

8.             SUBSEQUENT EVENTS

 On April 22, 2014, the Company effected a 1-for-10 reverse stock split. As a result, all share and per share amounts have been retroactively restated as of the beginning of the earliest period presented to effect the reverse stock split.

On May 7, 2014, the Compensation Committee of the Company’s Board of Directors approved one year contracts for the Company’s Chief Executive and Chief Financial Officers effective as of April 28, 2014.

On May 9, 2014, the Company and the holder of the 2.5% Senior secured Convertible Note issued on May 13, 2010 signed an agreement extending the expiration date of the note from May 12, 2014 to September 12, 2014. All other terms and conditions remain unchanged.

On May 13, 2014, the Company issued 422,105 shares of its common stock to CardioNova reflected as Common stock issuable as of March 31, 2014 for completion of the third tranche clinical trial benchmark.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three months ended March 31, 2014 and 2013. The discussion and analysis that follows should be read together with the condensed consolidated financial statements and the notes to the financial statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in the section of our annual report on Form 10-K captioned “Risk Factors.”

Overview

Z&Z Medical Holdings, Inc. (“Z&Z Nevada”) was incorporated in the State of Nevada on December 13, 2006 with contributed intellectual property from its founders. Z&Z Nevada was engaged in developing the contributed intellectual property while seeking sources of funding to conduct further research and development. In November 2009 we incorporated a separate company, Z&Z Medical Holdings Inc. in Delaware (“Z&Z Delaware”) and merged Z&Z Nevada into Z&Z Delaware in March 2010. On March 26, 2010 we entered into a merger agreement between us, Z&Z Delaware and Z&Z Merger Corporation, our wholly-owned subsidiary and on May 13, 2010, Z&Z Delaware merged into Z&Z Merger Corporation and became our operating subsidiary. Concurrent with the merger, Z&Z Delaware changed its name to AtheroNova Operations Inc. (“AtheroNova Operations”) and we changed our name to AtheroNova Inc. The business of AtheroNova Operations, pharmaceuticals and pharmaceutical intellectual property, became our business upon consummation of the merger. Concurrent with the closing of the merger we consummated a capital raise transaction, in which we sold to investors $1,500,000 in 2.5% Senior Secured Convertible Notes and Common Stock Purchase Warrants to purchase 1,908,798 shares of our common stock.

We have developed intellectual property (IP), covered by our pending patent applications, which uses certain pharmacological compounds uniquely for the treatment of atherosclerosis, which is the primary cause of cardiovascular diseases. Atherosclerosis occurs when cholesterol of fats are deposited and form as plaques on the walls of the arteries. This buildup reduces the space within the arteries through which blood can flow. The plaque can also rupture, greatly restricting or blocking blood flow altogether. Through a process called reverse cholesterol transport, such compounds stimulate natural metabolic processes to act on the arterial plaques so they can be eliminated through normal body processes and avoid such rupturing or restriction of blood flow. Such compounds may be used both to treat and prevent atherosclerosis.

In the near future, we plan to continue in vitro and additional human clinical trials to demonstrate the efficacy of our IP and related Active Pharmaceutical Ingredient (“API”). Ultimately, we plan to use or license our technology to various licensees throughout the world who may use it in treating or preventing atherosclerosis and other medical conditions or sublicense the IP or API to other such users. Our potential licensees may also produce, market or distribute products which utilize or add our compounds and technology in such treatment or prevention.

On April 22, 2014, we effected a 1-for-10 reverse stock split. As a result, all share and per share amounts have been retroactively restated as of the beginning of the earliest period presented to effect the reverse stock split.

General

Operating expenses consist primarily of payroll and related costs, manufacturing costs for clinical drug product, corporate infrastructure costs and research costs. We expect that our operating expenses will increase as we initiate toxicology studies necessary to support filing of a New Drug Application (NDA) with the United States Food and Drug Administration, incur costs for Phase 1 and 2 clinical trials and advance our business plan, in addition to the added costs of operating as a public company.

Historically, we have funded our working capital needs primarily through the sale of shares of our capital stock and debt financing.

The merger was accounted for as a reverse merger (recapitalization) with AtheroNova Operations deemed to be the accounting acquirer, and our company deemed to be the legal acquirer. Accordingly, the following discussing represents a discussion of the operations of our wholly-owned subsidiary, AtheroNova Operations, for the periods presented.

Results of Operations

Three months ended March 31, 2014 Compared to the three months ended March 31, 2013

	Quarters ended March 31,		Increase
	2014	2013	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$982,023	$--	$982,023
Other research and development expenses	567,153	434,759	132,394
Total research and development expenses	1,549,176	434,759	1,114,417
General and administrative:
Share-based compensation	157,939	728,259	(570,320)
Other general and administrative expenses	356,566	339,718	16,848
Total general and administrative expenses	514,505	1,067,977	(553,472)
Interest expense	(482,410)	(121,195)	361,215
Private placement costs	(3,340,030)	--	3,340,030
Change in fair value of derivative liabilities	(245,351)	--	245,351
Other income (expense)	(1,839)	31	1,870
Total other income (expense)	(4,069,630)	(121,164)	3,948,466
Net loss	$(6,133,311)	$(1,623,900)	$4,509,411

During the three-month periods ended March 31, 2014 and 2013, we did not recognize any revenues. We are considered a development stage company and do not expect to have revenues relating to our products in the foreseeable future, if at all.

For the quarters ended March 31, 2014 and 2013, research and development expenses increased to $1,549,176 from $434,759, respectively. This increase is primarily the result of the expense recorded in recognition of the common stock issuable to CardioNova for their achievement of the Phase 1 clinical trial milestone as well as increased payroll expenses, toxicology work and costs for the commencement of production of additional clinical trial drug product. Toxicology work is still ongoing and will continue to represent a significant portion of research and development expenditures in future periods.

General and administrative costs decreased to $514,505 in the first quarter of 2014 compared to $1,067,977 for the quarter ended March 31, 2013, or a decrease of $553,472. The decrease in costs incurred in 2014 is due to the recognition in 2013 of stock-based compensation costs for shares purchased by directors from a controlling stockholder as well as stock gifts to officers made by the same controlling stockholder with no corresponding expense in 2014. Slightly higher costs in the first quarter of the current year for legal and professional fees for the proxy statement and associated reverse stock split in 2014 were mostly offset by lower meeting and travel costs due to attending fewer financial meetings and conferences and the associated travel costs for the same period of the prior year.

For the quarter ended March 31, 2014 interest expense was $482,410 compared to $121,195 in the quarter ended March 31, 2013. This increase is due to additional interest expense for the 6% Notes issued in February 2014 with no corresponding expense in the prior year and also the recording of expense of $270,439 for amortization of the remaining note discount for 2012 notes converted in the current period. Additionally, note discount amortization expense of $85,108 was recorded for the portion of the three months ended March 31, 2014 in which the 6% Notes were outstanding with no comparable expense in the prior year.

For the quarter ended March 31, 2014 private placement costs increased to $3,340,030 with no comparable expense in the same period of 2013. This increase is due to recognition of the fair value of the embedded derivative in the 6% Notes and warrants issued in the current period with variable conversion price and exercise price, net of the principal amount of $1,906,500. Additionally, the cost of cash and equity commissions totaling $94,115 paid to an accredited broker that assisted in placement of a portion of the note offering were also expensed in the current period.

Change in fair value of derivative liabilities was $245,351 in the three months ended March 31, 2014 for the change in fair value during the period in which the 6% Notes and warrants were issued. The fair value of these variable financial instruments is computed at the end of each periodic reporting date and any change is recorded as income or expense in the current period. There was no comparable charge in the same period of 2013.

Net loss for the quarter ended March 31, 2014 was $6,133,311 compared to a loss of $1,623,900 for the quarter ended March 31, 2013 due to the private placement costs recognized for the 6% Notes and warrants issued in the February 2014 offering, the cost of the research and development due to be paid through issuance of our common stock and generally higher operating costs associated with our overall research and development, reduced by a decrease in general corporate expenses when compared to the same period of the prior year.

Liquidity and Capital Resources

We had stockholders deficit of $5,301,082 at March 31, 2014, and have incurred a deficit during the development stage of $28,163,105 primarily as a result of our losses from operations and the non-cash costs relating to the accounting of debt, derivative and warrant issuances as well as research and development costs paid and expected to be paid through the issuance of our common stock. These losses have been incurred through a combination of research and development activities as well as patent work related to our technology, expenses related to the merger and to public reporting obligations and the costs to supporting all of these activities. We expect to continue to incur additional losses for at least the next twelve months and for the foreseeable future. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We have financed our operations since inception primarily through equity and debt financings. During the three months ended March 31, 2014, we had a net increase in cash and cash equivalents of $876,979. This increase resulted largely from net cash generated in the 6% Note financing of $1,906,500 partially offset by cash used in operating activities of $1,029,521. Total liquid resources as of March 31, 2014 were $1,143,189 compared to $266,210 at December 31, 2013.

As of March 31, 2014, we had a working capital deficit of $115,136, when excluding the derivative liability of $4,832,917, compared to a working capital deficit of $989,341 at December 31, 2013.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through March 31, 2014, a significant portion of our financing has been through private placements of common stock and warrants and debt financing. Unless our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through sources of capital similar to those previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.

During February 2014, 31 accredited investors purchased from us 6% Secured Convertible Notes for gross proceeds of $1,906,500. Fees and commissions of $70,720 were paid to an accredited broker for their participation in the note placement.

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

We have reported a net operating loss of $2,063,681 and non-operating expenses of $4,067,465 in the three months ended March 31, 2014 compared to a net operating loss of $1,502,736 and non-operating expenses of $119,799 for the three month period ended March 31, 2013.  The net loss attributable to common shares from the date of inception, December 13, 2006 to March 31, 2014, amounts to $28,163,105.  Management believes that we will continue to incur net losses through at least March 31, 2015.

2.5% Senior Secured Convertible Notes Payable

On May 13, 2010, we entered into a Securities Purchase Agreement with W-Net Fund I, L.P. (“W-Net”), Europa International, Inc. (“Europa”) and MKM Opportunity Master Fund, Ltd. (“MKM” and together with W-Net and Europa, the “Purchasers”), pursuant to which the Purchasers, on May 13, 2010, purchased from us (i) 2.5% Senior Secured Convertible Notes for a cash purchase price of $1,500,000 (the “Original Notes”), and (ii) Common Stock Purchase Warrants pursuant to which the Purchasers may purchase up to 190,880 shares of our common stock at an exercise price equal to approximately $3.90 per share (the “Capital Raise Transaction”). A portion of the proceeds from the Capital Raise Transaction were used to pay $250,000 owed by us to the two principal holders of our common stock, W-Net and Europa, and to reimburse them for legal and accounting fees and other expenses incurred by them and our company in connection with the merger and the Capital Raise Transaction. The net proceeds available to us for our operations were reduced by such payments.

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

On July 6, 2011, we entered into the First Amendment and Exchange Agreement with each of W-Net, Europa and MKM pursuant to which the Purchasers agreed to exchange the Original Notes for the Amended and Restated 2.5% Senior Secured Convertible Notes (the “Amended Notes”). The Amended Notes had the same terms as the Original Notes (as described above), except that each Amended Note is convertible at any time into common stock at a per share conversion price of $2.90, subject to adjustment.

On June 15, 2012, we entered into the Second Amendment and Exchange Agreement with each W-Net, Europa and MKM pursuant to which the Purchasers agreed to exchange the Amended Notes for Second Amended and Restated 2.5% Senior Secured Convertible Notes (the “Second Amended Notes”). The Second Amended Notes have the same terms as the Amended Notes (as described above) except as follows: (i) each Second Amended Note has an automatic conversion provision and removal of the applicable beneficial ownership limitations effective the later of 61 days following our notice to the Purchasers of our application to list or quote our securities on a national securities exchange or the date immediately prior to the effective date of the listing or quotation of our securities on the applicable exchange; (ii) the price-based anti-dilution provisions contained in the Amended Notes have been removed; and (iii) under the Securities Purchase Agreement, as currently amended, if we met two specified operating benchmarks during the first twenty-nine months after the closing of the first Original Note purchase, an additional $1,500,000 in note purchases, substantially in the form of the Second Amended Notes (without warrants), could be requested by us from the Purchasers. The determination of whether we had met the benchmarks was solely at the discretion of the Purchasers. If the benchmarks were determined to have been achieved, then we could have required the Purchasers to make the additional $1,500,000 of note purchases. If such benchmarks were not attained in the 29-month period or we did not exercise the option to request the additional notes, then the Purchasers, in their discretion, during the next 10 days could elect to purchase up to $1,500,000 of notes, substantially in the form of the Second Amended Notes (without warrants), having an initial conversion price which is 100% of the conversion price in the Second Amended Notes. On July 23, 2012 the Purchasers notified us of their intention of putting the additional $1,500,000 in notes in 3 tranches. The first $500,000 was put to us and we issued notes (substantially in the form of the Second Amended Notes) (the “2012 Notes” and together with the Original Notes, the Amended Notes and the Second Amended Notes, the “Senior Notes”) on September 4, 2012. These 2012 Notes mature on September 3, 2016. The second tranche of $498,333 was put to us and we issued 2012 Notes on October 1, 2012. These 2012 Notes mature on September 30, 2016. The final tranche of $500,000 was put to us and we issued 2012 Notes on October 31, 2012. These 2012 Notes mature on October 30, 2016. In addition, the 190,880 warrants to purchase shares of our common stock issued in conjunction with the Original Notes were also amended to remove the reset provision in the warrants’ exercise price. All other existing terms of such warrants did not change.

From issuance through March 31, 2014, the Purchasers exercised their option to convert a portion of the Senior Notes into our common stock. During the year ended December 31, 2010, principal in the amount of $98,049 and accrued interest in the amount of $965 was converted at a per share price of approximately $3.90 into 24,949 and 246 shares, respectively, of our common stock. During the year ended December 31, 2011, principal on the amount of $446,600 was converted at a per share price of $2.90 into 154,000 shares of our common stock. In addition, we also issued 4,516 shares of our common stock with a market value of $27,098 to settle $13,098 of accrued interest relating to the Senior Notes. During the year ended December 31, 2012, principal in the amount of $690,851 was converted at a per share price of $2.90 into 238,225 shares of our common stock. In addition, we also issued 11,148 shares of our common stock with a market value of $72,278 to settle $32,401 of accrued interest relating to these notes. During the year ended December 31, 2013, principal in the amount of $165,000 was converted at a per share price of $2.90 into 56,896 shares of our common stock. In addition, we also issued 4,794 shares of our common stock with a market value of $4,765 to settle $2,303 of accrued interest relating to these notes. The aggregate balance of the Senior Notes outstanding as of March 31, 2014 amounted to $1,181,167, of which $427,500 is presented as part of current liabilities in the accompanying balance sheet.

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

On May 9, 2014, the holder of the Senior Note issued on May 13, 2010 signed an agreement extending the maturity date from May 12, 2014 to September 12, 2014.

6% SECURED CONVERTIBLE NOTES PAYABLE

In February 2014, we entered into Securities Purchase Agreements with approximately 31 accredited investors (the “Purchasers”), pursuant to which the Purchasers, on February 12, 2014, purchased from us (i) 6% Senior Secured Convertible Notes (the “6% Notes”) for a cash purchase price of $1,906,500, and (ii) Common Stock Purchase Warrants pursuant to which the Purchasers may purchase up to 414,457 shares of our common stock at an exercise price equal to approximately $2.30 per share (the “6% Notes Placement”). In connection with this note placement, we paid fees and commissions of $70,720 and issued 6,535 shares of common stock, with a fair value of $23,395, to an accredited broker that assisted in this note placement. The 6% Notes have a three year term and are convertible into common stock at any time at the lesser of i) $2.30 per share and ii) seventy percent of the average of the three lowest daily volume-weighted average prices (“VWAPs”) occurring during the 20 consecutive trading days immediately preceding the applicable conversion date. The associated warrants are exercisable at $2.30 per share. The warrants may be exercised on a cashless basis under which a portion of the shares subject to exercise are not issued in payment of the purchase price, based on the then fair market value of the shares. Additionally, as an incentive, the life of existing warrants held by participants in the 6% Notes Placement were extended to ten years from the date of each respective warrant’s original issuance.

The 6% Notes accrue 6% interest per annum, and do not require cash interest payments, except that accrued and unconverted interest is due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted. If there is an uncured event of default (as defined in the 6% Notes), the holder of each 6% Note may declare the entire principal and accrued interest amount immediately due and payable. Default interest will accrue after an event of default at an annual rate of 12%. If there is an acceleration, a mandatory default amount equal to 120% of the unpaid 6% Note principal plus accrued interest may be payable.

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

The 6% Notes and associated warrants include an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current conversion or exercise price, as applicable. We considered the current Financial Accounting Standards Board guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not in the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, we determined that the conversion price of the 6% Notes and the strike price of the associated warrants contain conversion or exercise prices, as applicable, that may fluctuate based on the occurrence of future offerings or events, and, as such, are not fixed amounts. As a result, we determined that the conversion features of the 6% Notes and the associated warrants are not considered indexed to our own stock and characterized the fair value of the 6% Notes and the associated warrants as derivative liabilities upon issuance.

Total 6% Notes purchased and held by Europa were $300,000 at both March 31, 2014 and February 12, 2014. Europa is an entity controlled by Knoll Capital Management of which Mr. Knoll, one of our directors, is the managing director.

Commitments

CardioNova Agreement

In October 2011, we entered into two definitive agreements with OOO CardioNova, a wholly-owned subsidiary of Maxwell Biotech Group, a Russian biotech fund, covering our AHRO-001 compound. The agreements cover a territory represented by the Russian Federation, the Ukraine and various countries in central Asia (the “Territory”).

Under the licensing agreement OOO CardioNova (“CardioNova”) became an equity investor in our company in exchange for the funding of Phase 1 and 2 human clinical trials conducted by a Clinical Research Organization (“CRO”) located in Russia. A Joint Steering Committee was subsequently established between both entities and determined the final clinical protocols and approved a research budget of $3.8 million.

Pursuant to the agreement, common stock equal to specified percentages of the approved research budget of $3.8 million would be issued to CardioNova upon achievement of four milestones in the research plan. Through December 31, 2013, the Company had issued a total of 199,730 of non-refundable shares of common stock representing the first two milestones and 30% of the total budget with a fair value of $1,198,297, or $6.00 per share. Additionally, the Company determined that the achievement of the third milestone was probable and the percentage of achievement at 80% complete, therefore accrued additional research and development expenses – related party of $1,170,712 as of December 31, 2013. There was no work performed with respect to the fourth and last milestone at that time.

In the period ending March 31, 2014, the third milestone was achieved. As a result, the Company will issue a total of 422,105 shares of common stock with a fair value of $2,152,735. As a result, the Company recorded an additional research and development expense - related party of $982,023 while the remaining $1,170,712 was already recorded in 2013. As of March 31, 2014, no measurable progress has been achieved on the final milestone tranche to date and no estimate has been recorded for the current period.

If CardioNova successfully develops and commercializes AHRO-001 in the Territory, we will be entitled to receive a quarterly royalty, based on net sales during the period using an escalating scale. The royalty agreement shall remain in force for the period in which intellectual property rights for AHRO-001 are in full force and effect in the Territory.

Under the Securities Purchase Agreement, CardioNova purchased a total of 27,526 shares of our common stock for a cash purchase price of $9.70 per share. This transaction took place in in two installments. The first installment, which took place in December 2011, was for the issuance of 15,464 shares upon receipt of $150,000 as specified in the License Agreement. The 2nd installment of 12,062 shares was issued in June 2013 upon the receipt of the final $117,000 due upon shipment of clinical product used in the initial Phase 1 trial, which occurred in June 2013.

Research Agreements

We have a research agreement signed in September 2012, and amended in April 2013 and again in September 2013, with a major university in Southern California to conduct contract research in additional compounds covered under our issued patents. This agreement calls for payment of all research costs relating to the study of dosage and efficacy of bile salts on the atherosclerotic plaque in a non-human model. The total potential cost of the project is $236,323, to be paid in four installments over the length of the study. The process is ongoing and to date, $236,323 has been expensed in prior periods, of which final payment of $81,662 is still outstanding as of March 31, 2014 pending issuance of final research reports.

The studies authorized in February 2014, with a cost of approximately $540,800, have completed the planning stage and will commence in April 2014. The process is ongoing and to date, $172,180 has been expensed to Research and development costs on the accompanying statement of operations for the three month period ended March 31, 2014. The remaining $368,620 will be recorded in future periods once service has been rendered

Formulation Development Agreement

We have a development agreement entered into in February 2014 with a Pennsylvania-based Clinical Research Organization (“CRO”) specializing in formulation and manufacturing of clinical research grade pharmaceutical products. The agreement calls for the CRO to use our API to manufacture clinical trial pharmaceutical products for use in the next clinical trial conducted in Russia. The total expected cost of the project is $220,650, as amended, to be paid in progress installments over the length of the manufacturing and packaging process. The process is ongoing and to date, $92,594 has been recorded as part of Research and development costs on the accompanying statement of operations for the three-month period ending March 31, 2014. The remaining $128,056 will be recorded in future periods once service has been rendered.

Summary of Contractual Commitments

Employment Agreements

On April 28, 2014, the Compensation Committee of our Board of Directors approved and on May 7, 2014 entered into one year contracts for the Company’s Chief Executive and Chief Financial Officers.

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

Accounting for Share based Research and Development Costs

Under our research and development (R&D) agreements, we are obligated to issue shares of common stock if milestones are met by the R&D vendor. It is our policy to recognize expense for these shares when it is estimated that there is a high probability of meeting the milestone. We accrue the share based expense based upon the estimated percentage of completion of the milestone. The shares are valued at the market price at the end of the period and revalued at each period until issued. At March 31, 2014, there was no accrual recorded since there was no milestone deemed achievable at that time.

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on our operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. We are currently evaluating the impact of adopting ASU 2014-08 on our results of operations or financial condition.

On February 26, 2014, the FASB Board affirmed changes in a November 2013 Exposure Draft, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, and directed the staff to draft a final Accounting Standards Update for vote by the Board. This is intended to reduce the cost and complexity in financial reporting by eliminating inception-to-date information from the financial statements of development stage entities.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our disclosure controls and internal controls over financial reporting were designed to provide only reasonable assurance that such disclosure controls and/or internal control over financial reporting will prevent all errors or all instances of fraud, even as the same are improved to address any deficiencies. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be only reasonable, not absolute, assurance that any design will succeed in achieving its stated goals under all potential future conditions. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

Changes in Internal Control

During the quarter ended March 31, 2014, we completed the implementation of changes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. Specifically, we hired an outside consultant to assist management in the reviewed and application of the relevant accounting guidance regarding accounting for derivative liabilities and modifications thereto, including, without limitation, EITF Issue No. 96-19, ASC 470-50-40 and ASC 815-15-35-4 (EITF 06-07). We believe that these steps are reasonably likely to materially improve our internal controls over financial reporting with respect to accounting for derivative liabilities and modifications thereto.

Part II – Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 12, 2014 we issued 6,535 shares of our common stock in payment of the equity portion of a commission arrangement with an accredited broker for their assistance on the sale of our 6% Notes.

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

Item 6. Exhibits

Exhibit No.	Description
10.1	Form of 6% Convertible Notes.

10.2	Form of Common Stock Purchase Warrant.

10.3	Security Agreement dated February 12, 2014, among AtheroNova Inc., AtheroNova Operations, Inc. and the purchasers of 6% Convertible Notes.

10.4	Intellectual Property Agreement dated February 12, 2014, among AtheroNova Inc., AtheroNova Operations, Inc. and the purchasers of 6% Convertible Notes.

10.5	Subsidiary Guaranty, dated as of February 12, 2014, made by AtheroNova Operations, Inc. in favor of the purchasers of 6% Convertible Notes.

10.6†	Consulting Agreement dated March 31, 2014, between AtheroNova Inc. and Dr. Randolph Johnson.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

†   A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-Q.

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

ATHERONOVA INC.

Date: May 14, 2014	By:	/s/Mark Selawski
Mark Selawski
Chief Financial Officer (Principal financial and accounting officer)