Form 10-Q
period 2014-09-30
AtheroNova Inc.
filed 2014-11-19
CIK 1377053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐ No ☑

As of November 10, 2014 there were 8,809,139 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

Part I – Financial Information

Item 1. Financial Statements

ATHERONOVA INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets

Current Assets
Cash	$326,219	$266,210
Deferred offering costs	210,495	--
Other current assets	29,081	22,438
Total Current Assets	565,795	288,648
Equipment, net	6,474	7,405
Deposits and other assets	8,917	12,777
Total Assets	$581,186	$308,830
Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$1,671,534	$811,404
Interest payable	160,318	76,462
Short term 8% secured convertible notes payable, net of discount of $475,343 as of September 30, 2014 and $0 as of December 31, 2013	24,657	--
Derivative liabilities	3,647,735	--
Current portion of 2.5% Senior secured convertible note, net of discount of $0 as of September 30, 2014 and $37,377 as of December 31, 2013	427,500	390,123
Total Current Liabilities	5,931,744	1,277,989

Senior secured convertible notes, net of current portion	2,620,167	1,170,333
Discount on convertible notes	(1,842,133)	(807,200)
Senior secured convertible notes, net of discount	778,034	363,133

Research and development costs payable in common stock	469,850	1,170,712

Stockholders’ Deficiency:
Preferred stock $0.0001 par value, 10,000,000 shares authorized, none outstanding at September 30, 2014 and December 31, 2013	--	--
Common stock $0.0001 par value, 100,000,000 shares authorized, 4,809,139 and 4,158,402 outstanding at September 30, 2014 and December 31, 2013, respectively	481	416
Additional paid in capital	23,591,075	19,526,374
Accumulated deficit	(30,189,998)	(22,029,794)
Total stockholders’ deficiency	(6,598,442)	(2,503,004)
Total Liabilities and Stockholders’ Deficiency	$581,186	$308,830

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.

Condensed Consolidated Statements of Operations

(Unaudited)

For the three and nine month periods ended September 30, 2014 and 2013

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenue, net	$--	$--	$--	$--

Operating expenses:
Research and development	376,160	470,074	1,777,206	1,342,990
Research and development-related party	314,776	--	1,451,873	1,198,297
General and administrative expenses	264,365	573,818	1,489,822	2,311,642
Total operating expenses	955,301	1,043,892	4,718,901	4,852,929

Loss from operations	(955,301)	(1,043,892)	(4,718,901)	(4,852,929)

Other income (expenses):
Other income (expense)	59	230	673	2,323
Interest expense	(303,063)	(110,073)	(1,039,612)	(491,591)
Private placement costs	--	--	(3,340,030)	--
Change in fair value of derivative liabilities	(1,299,251)	--	939,831	--

Net loss before income taxes	(2,557,556)	(1,153,735)	(8,158,039)	(5,342,197)

Provision for income taxes	--	--	2,165	1,365
Net loss	$(2,557,556)	$(1,153,735)	$(8,160,204)	$(5,343,562)

Loss per share-basic and diluted	$(0.53)	$(0.28)	$(1.79)	$(1.34)

Weighted average shares outstanding-basic and diluted	4,809,009	4,131,735	4,546,598	3,977,810

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.

Condensed Consolidated Statements of Stockholders’ Deficiency

For the period from December 31, 2013 through September 30, 2014 (unaudited)

Description	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficiency
Balance – December 31, 2013	4,158,402	$416	$19,526,374	$(22,029,794)	$(2,503,004)
Fair value of common stock issued for services	6,535	1	23,394	--	23,395
Fair value of vested options and warrants	--	--	344,965	--	344,965
Fair value of modified warrants to induce purchase of 6% Secured convertible notes	--	--	564,849	--	564,849
Common stock issued for reverse split	34,707	4	(4)	--	--
Fair value of common stock issued upon conversion of notes payable and accrued interest	187,390	18	478,804	--	478,822
Fair value of common stock issued for services-related party	422,105	42	2,152,693	--	2,152,735
Fair value of warrants and beneficial conversion feature on short-term secured convertible notes payable	--	--	500,000	--	500,000
Net loss	--	--	--	(8,160,204)	(8,160,204)

Balance – September 30, 2014	4,809,139	$481	$23,591,075	$(30,189,998)	$(6,598,442)

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the nine month periods ended September 30, 2014 and 2013

	Nine months ended September 30,
	2014	2013
Operating Activities:
Net loss	$(8,160,204)	$(5,343,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of payables and accrued interest	6,113	6,980
Amortization of debt discount	933,601	457,588
Depreciation	3,072	3,194
Fair value of vested options and warrants	344,965	725,442
Fair value of common stock issued for services	1,005,418	1,198,297
Fair value of warrant modifications	564,849	--
Research and development costs payable in common stock	469,850	--
Fair value of shares transferred or sold to employees, directors and vendors by controlling stockholder	--	481,400
Cost of private placement	2,681,066	--
Change in fair value of derivative liabilities	(939,831)	--
Changes in operating assets and liabilities:
Other assets	(2,783)	974
Accounts payable and accrued expenses	960,029	(199,327)
Net cash used in operating activities	(2,133,855)	(2,669,014)
Investing Activities
Purchase of equipment	(2,141)	(1,920)
Net cash used in investing activities	(2,141)	(1,920)
Financing Activities
Proceeds from issuance of common stock	--	787,048
Proceeds from issuances sale of 6% senior secured convertible notes	1,906,500	--
Proceeds from issuance of 8% short term secured convertible notes	500,000	--
Deferred offering costs	(210,495)	--
Net cash provided by financing activities	2,196,005	787,048
Net change in cash	60,009	(1,883,886)
Cash - beginning balance	266,210	2,744,046
Cash - ending balance	$326,219	$860,160
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,165	$1,365
Supplemental disclosure of non-cash investing and financing transactions:
Conversion of convertible notes and accrued interest payable to common stock	$478,822	$169,765
Accrued research and development costs paid in shares of common stock	$1,170,712	$--
Common stock issued to settle accounts payable	$--	$4,518
Beneficial conversion feature of short-term notes payable and fair value of attached warrants	$500,000	$--
Derivative liability created on issuance of convertible notes and warrants	$4,587,566	$--

See accompanying notes to condensed consolidated financial statements.

ATHERONOVA INC.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited)

The accompanying unaudited condensed consolidated financial statements of AtheroNova Inc. and subsidiary (“AtheroNova,” “we,” “us, “our” and “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2014 or for any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2013, which are included in the Company’s Report on Form 10-K for such year filed on February 27, 2014. The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements included in the Form 10-K for that year.

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

On April 22, 2014, the Company effected a 1 - for - 10 reverse stock split through the amendment of its certificate of incorporation. As a result, all share and per share amounts have been retroactively restated as of the beginning of the earliest period presented to effect the reverse stock split.

The Company was considered a development stage through March 31, 2014. In June 2014, as discussed in Note 2, the Financial Accounting Standards Board issued new guidance that removed incremental financial reporting requirements from general accepted accounting principles in the United States for development stage entities. The Company adopted this new guidance and as a result, all inception-to-date financial information and disclosures have been omitted from this report.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has incurred operating losses and negative operating cash flows since inception and has financed its working capital requirements through recurring sales of its convertible notes and equity securities. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $8,160,204 and negative cash flow from operations of $2,133,855 for the period ended September 30, 2014 and stockholders’ deficiency of $6,598,442 at September 30, 2014. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2013 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company received $1,906,500 through the sale of its 6% Secured Convertible Notes as of February 2014 and an additional $500,000 through the sale of its 8% Secured Convertible Notes as of September 2014. In October 2014, the Company consummated an underwritten equity offering of $3,000,050 and received the net cash proceeds  of approximately $2,600,000 as of October 31, 2014. Management will continue to explore additional equity and debt investors in its financing plan as it believes that current funds will be sufficient to fund operations through March 2015. Significant additional capital will be needed to advance the Company’s research and development and clinical trials as well as providing general working capital. There can be no assurances that sufficient subsequent funding, if any at all, will be raised by this or future offerings or that the cost of such funding will be reasonable.

Additionally, a 2.5% Senior Secured Convertible Note in the amount of $427,500, plus accrued interest of approximately $47,000, matured on November 12, 2014. The Company continues to negotiate with the holder of the note for an extension of the maturity date of the note but as of the date of filing of this quarterly report on Form 10-Q, the Company and the holder have not come to terms on an extension and the Company has not received any written notice of default or demand for payment from the note holder. In addition, provisions in both our 6% Secured Convertible Notes and our 8% Convertible Notes could accelerate the maturity of those Notes if the Company defaults on any obligation of $100,000 or greater, including obligations under the 2.5% Senior Secured Convertible Notes. (see Note 3).

In light of the foregoing, management will continue to seek funding through short-term and long-term loans, grants and other such funds available from private and public sources established to further research in health care and advancement of science. Management continues to meet with representatives of private and public sources of funding to continue the ongoing process of capital development sufficient to cover negative cash flows expected in future periods and will continue to do so in the coming months.

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

Accounting for Share Based Research and Development Costs

Under its research and development (R&D) agreements, the Company is obligated to issue shares of common stock if milestones are met by the R&D vendor. It is the Company’s policy to recognize expense for these shares when it is estimated that there is a high probability of meeting the milestone. The Company accrues the share based expense based upon the estimated percentage of completion of the milestone. The shares are valued at the market price at the end of the period and revalued at each period until issued. At September 30, 2014, approximately 239,720 shares of common stock were expected to be issued pursuant to the agreement with a fair value of $469,850. Accordingly, a liability was recorded as part of “Research and development costs-payable in stock” in the accompanying balance sheet below long term liabilities as such liability is only payable in shares of common stock.

Reclassifications

The condensed consolidated financial statements include a reclassification of consulting fees in prior periods to properly compare to current period presentation. Such reclassification did not change the reported net loss during that period.

In presenting the Company’s statement of operations for the three and nine month periods ended September 30, 2013, the Company reclassified consulting fees and employee costs of $215,046 and $466,957, respectively, that were previously reflected as operating expenses to research and development expenses.

Earnings and Loss per Share

The Company’s computation of earnings per share (“EPS”) includes basic and diluted EPS.  Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., warrants, options and convertible notes) as if they had been converted at the beginning of the periods presented, or issuance date, if later, determined using the treasury stock method.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the Company reported an operating loss because all warrants, stock options and convertible notes outstanding are anti-dilutive.

There were no adjustments to net loss required for purposes of computing diluted earnings per share for the three and nine-month periods ended September 30, 2014 and 2013.

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

	Three and nine months ended September 30,	Three and nine months ended September 30,
	2014	2013
Senior secured Convertible notes	2,539,281	550,977
Warrants	1,419,487	853,967
Employee and director stock options	548,950	559,950
Total potentially dilutive shares	4,507,718	1,964,894

Such securities could potentially dilute earnings per share in the future.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a probability based weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

The Company has derivative liabilities relating to conversion price adjustments on convertible notes and warrants issued in February 2014. Accordingly, the Company has calculated the value of the derivative liabilities as of the date of issuance of the notes and warrants and has revalued them as of the period ending September 30, 2014.

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

The following table presents certain liabilities of the Company measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2014.

	Level 1	Level 2	Level 3	Total
Fair Value of Derivative Liability	$--	$3,647,735	$--	$3,647,735

There was no corresponding derivative liability as of December 31, 2013.

At September 30, 2014 and December 31, 2013, the fair values of cash and cash equivalents, and accounts payable approximate their carrying values.

Recently Issued Accounting Standards

On August 27, 2014, the FASB issued ASU 2014-15, Disclosures of Uncertainties about and Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements is issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2015, and interim periods thereafter, with early adoption permitted.

On June 10, 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclose the risks and uncertainties related to their activities.   ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk.  The presentation and disclosure requirements in Topic 915 are no longer required for interim and annual reporting periods beginning after December 15, 2014.  The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted.  The Company adopted the provisions of ASU 2014-10 for the periodic reports on Forms 10-K and 10-Q for the periods ended June 30, 2014 and later.

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

On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”.  ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted.  Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  Management has not yet determined the effect of adopting ASU 2014-09 on our ongoing financial reporting.

Other recent accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.             SENIOR SECURED CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013

a. 2010 2.5% Convertible Notes	$427,500	$427,500
b. 2012 2.5% Convertible Notes	753,667	1,170,333
c. 2014 6% Convertible Notes	1,866,500	--
	3,047,667	1,597,833
Less Valuation Discount	(1,842,133)	(844,577)
	1,205,534	753,256
Less Current Portion	(427,500)	(390,123)
Convertible Notes Payable, net	$778,034	$363,133

a.	2010 2.5% Convertible Notes

On May 13, 2010, we entered into a Securities Purchase Agreement with W-Net Fund I, L.P. (“W-Net”), Europa International, Inc. (“Europa”) and MKM Opportunity Master Fund, Ltd. (“MKM” and together with W-Net and Europa, the “Purchasers”), pursuant to which the Purchasers, on May 13, 2010, purchased from us (i) 2.5% Senior Secured Convertible Notes (the “Original Notes”) for a cash purchase price of $1,500,000, and (ii) Common Stock Purchase Warrants pursuant to which the Purchasers may purchase up to 190,880 shares of our common stock at an exercise price equal to approximately $2.90 per share, as amended, (the “Capital Raise Transaction”). We also entered into a Security Agreement and an Intellectual Property Security Agreement with the Purchasers and AtheroNova Operations, pursuant to which all of our obligations are secured by first priority security interests in all of our assets and the assets of AtheroNova Operations, including intellectual property. Upon an event of default, note holders may be entitled to foreclose on any of such assets or exercise other rights generally available to a secured creditor under California and Delaware law. In addition, under a Subsidiary Guarantee, AtheroNova Operations guaranteed all of our obligations under the Original Notes.

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

In May 2014, the Second Amended Notes were amended with the consent of the holder thereof to extend the maturity date from May 12, 2014 to September 12, 2014. In August 2014, the Second Amended Notes were further amended with the consent of the holder thereof to extend the maturity date from September 12, 2014 to November 12, 2014. All other terms and conditions of the Second Amended Notes remain unchanged.

The Second Amended Notes are currently past due and management continues to negotiate with the holder for a further extension of the maturity date.  We can provide no assurance that we will obtain such an extension.  The Second Amended Notes provide that our failure to pay amounts due under the Second Amended Notes on the earlier of 5 trading days after notice of such failure or 10 trading days after we become aware of such failure constitutes an event of default, but as of the date of filing of this report we have not received written notice of default or demand for payment from the note holder. Upon the occurrence of an event of default under the Second Amended Notes, interest will accrue at 12% per annum and all amounts due under the Second Amended Notes will become immediately due and payable at 120% of the then outstanding principal, plus 100% of accrued and unpaid interest and all other amounts due in respect thereof.

Each of the 6% Notes and 8% Notes provides that if we default on any of our obligations under any other note, mortgage, credit agreement or other facility, indenture agreement, factoring agreement or other instrument under which there may be issued, or by which there may be secured or evidenced any indebtedness for borrowed money or money due under any long term leasing or factoring arrangement in an amount exceeding $100,000, such default will constitute an event of default under each of the 6% Notes and 8% Notes.  To the extent that our failure to pay amounts due under the Second Amended Notes, notwithstanding that such failure does not constitute an event of default under the Second Amended Notes, is determined to constitute an event of default under the 6% Notes and 8% Notes, or upon the occurrence of an event of default under the Second Amended Notes, interest will accrue at 24% per annum and we will be obligated to immediately pay the greater of (1) 120% of the outstanding principal (plus all accrued and unpaid interest) and (2) the product of (i) the highest closing price for the 5 trading days immediately preceding acceleration of such notes multiplied by (ii) a fraction the numerator of which is the outstanding principal and the denominator of which is the conversion price as of the date of determination.

During the period ended September 30, 2014, the Company recognized interest expense of $8,016 for the 2.5% interest rate and $37,375 to amortize the discount associated with the Second Amended Notes. The aggregate principal balance of the Second Amended Notes outstanding, unpaid interest and unamortized note discount as of September 30, 2014 amounted to $427,500, $47,543 and none, respectively.

b.	2012 2.5% Convertible Notes

In September and October 2012, the Company issued $1,498,333 of its 2.5% convertible notes (“2012 Notes”) that are due in four years or in 2016. The 2012 Notes are convertible into common stock at a per share price of $2.90 per share. As the market price on the date of the issuance of the 2012 Notes ranged between $5.80 and $8.00 per share, the Company recorded a beneficial conversion feature up to the face value of the 2012 Notes in the aggregate of $1,498,333 representing the difference between the market price and the note’s conversion price on the date of issuance. The beneficial conversion feature was recorded as a valuation discount and is being amortized over the term of the 2012 Notes. As of December 31, 2013, the outstanding balance on the 2012 Notes amounted to $1,170,333 and unamortized discount $807,202.

During the period ended September 30, 2014, $416,667 in aggregate principal amount of the 2012 Notes was converted at a per share price of $2.90 into 143,678 shares of the Company’s common stock. The Company also issued 5,171 shares of its common stock with a market value of $19,648 to settle accrued but unpaid interest associated with the converted 2012 Notes of $14,995. The issuance of these shares of common stock resulted in an additional charge of $4,653 that has been reflected as part of interest expense in the accompanying statement of operations. The Company also recorded interest expense of $270,439 to amortize the corresponding note discount of the converted notes.

During the period ended September 30, 2014, the Company recognized interest expense of $16,663 and $164,464 to amortize the note discount. The aggregate balance of the 2012 Notes outstanding, unpaid interest and unamortized note discount as of September 30, 2014 amounted to $753,667, $38,604 and $372,298 respectively.

Total 2010 and 2012 2.5% convertible notes purchased and held by Europa were $1,094,167 at both September 30, 2014 and December 31, 2013. Europa is an entity controlled by Knoll Capital Management of which Mr. Knoll, one of our directors, is the managing director.

c.	2014 6% Convertible Notes

In January and February 2014, we entered into Securities Purchase Agreements with approximately 31 accredited investors (the “Investors”), pursuant to which the Investors, on February 12, 2014, purchased from us (i) 6% Senior Secured Convertible Notes (the “6% Notes”) for a cash purchase price of $1,906,500, and (ii) Common Stock Purchase Warrants pursuant to which the Investors may purchase up to 454,460 shares of our common stock at an exercise price equal to approximately $2.30 per share (the “6% Notes Placement”). The 6% Notes have a three year term and are convertible into common stock at any time at the lesser of i) $2.30 per share and ii) seventy percent of the average of the three lowest daily volume-weighted average prices (“VWAPs”) occurring during the 20 consecutive trading days immediately preceding the applicable conversion date. The associated warrants are exercisable at $2.30 per share. The warrants may be exercised on a cashless basis under which a portion of the shares subject to exercise are not issued in payment of the purchase price, based on the then fair market value of the shares.

The 6% Notes accrue 6% interest per annum and do not require periodic cash interest payments, except that accrued and unconverted interest is due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted. If there is an uncured event of default (as defined in the 6% Notes), which may include default on the Company’s 2.5% Notes or its 8% Notes, the holder of each 6% Note may declare the entire principal and accrued interest amount immediately due and payable. Default interest will accrue after an event of default at an annual rate of 12%. If there is an acceleration, a mandatory default amount equal to 120% of the unpaid 6% Note principal plus accrued interest may be payable.

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

As a result of this offering, the Company recognized private placement costs in the aggregate of $3,340,030 to account for the following (i) commission and fees paid of $70,720; (ii) issuance of 6,535 shares of common stock to a placement agent with a fair value of $23,395; (iii) fair value of warrants modified of $564,849; and (iv) the excess fair value of the note’s conversion feature and warrants accounted as derivative liability of $2,681,066 on the face amount of the 6% Notes of $1,906,500.

In September 2014, in a separate offering, the Company issued its Short Term 8% Convertible Notes with a conversion price of $1.11 per share. As a result of this offering, the stated conversion price of the 6% Notes were reset from $2.30 per share to $1.11 per share and the exercise price of the attached warrants were reset from $2.00 per share to $1.11 per share. In connection with our follow-on public offering on October 31, 2014, the then-current stated conversion price of the 6% Notes was reset from $1.11 per share to $0.75 per share and the exercise price of the attached warrants was reset from $1.11 per share to $0.75 per share.

During the period ended September 30, 2014, $40,000 in aggregate principal amount of the 2014 Notes was converted into 37,558 shares of the Company’s common stock. The Company also issued 983 shares of its common stock with a market value of $2,508 to settle accrued but unpaid interest associated with the converted 2014 Notes of $1,048. The issuance of these shares of common stock resulted in an additional charge of $1,460 that has been reflected as part of interest expense in the accompanying statement of operations. The Company also recorded interest expense of $36,803 to amortize the corresponding note discount of the converted notes.

During the period ended September 30, 2014, the Company recognized interest expense of $73,218 and $399,862 to amortize the note discount. The aggregate balance of the 2014 Notes outstanding, unpaid interest and unamortized note discount as of September 30, 2014 amounted to $1,866,500, $72,171 and $1,469,835 respectively.

As of September 30, 2014, Europa held $300,000 in aggregate principal amount of the 6% Notes. Europa is an entity controlled by Knoll Capital Management of which Mr. Knoll, one of our directors, is the managing director.

4.             SHORT TERM 8% SECURED CONVERTIBLE NOTES

Short term 8% convertible notes payable consist of the following as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013

2014 8% Convertible Notes	$500,000	--
Less Valuation Discount	(475,343)	--
Convertible Notes Payable, net	$24,657	$--

In August and September 2014, we entered into Securities Purchase Agreements with approximately seven accredited investors (the “Investors”), pursuant to which the Investors, on September 12, 2014, purchased from us (i) 8% Senior Secured Convertible Notes (the “8% Notes”) for a cash purchase price of $500,000, and (ii) Common Stock Purchase Warrants pursuant to which the Investors may purchase up to 225,228 shares of our common stock at an exercise price equal to $2.00 per share (the “8% Notes Placement”). The 8% Notes have a one year term and are convertible into common stock at our election following a private placement or public offering of our securities after the issuance date. The associated warrants are exercisable at $2.00 per share. The warrants may be exercised on a cashless basis under which a portion of the shares subject to exercise are not issued in payment of the purchase price, based on the then fair market value of the shares.

The 8% Notes accrue 8% interest per annum and do not require periodic cash interest payments, except that accrued and unconverted interest is due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted. If there is an uncured event of default (as defined in the 8% Notes), which also may include default on the Company’s 2.5% Notes or its 6% Notes, the holder of each 8% Note may declare the entire principal and accrued interest amount immediately due and payable. Default interest will accrue after an event of default at an annual rate of 24%. If there is an acceleration, a mandatory default amount equal to 120% of the unpaid 8% Note principal plus accrued interest may be payable.

Upon issuance of the 8% Notes, we calculated the relative value of the beneficial conversion feature of the 8% Notes to be $275,356 and the relative fair value of the warrants to be $224,644 based upon a Black-Scholes-Merton option pricing model with the following assumptions: stock price of $2.06; exercise price of $2.00; term of 5 years; interest rate of 1.83%; dividend rate of 0%; and volatility of 136% for a total of $500,000. The beneficial conversion feature and fair value of the warrants were recorded as a discount to the 8% Notes, and will be amortized over the life of the 8% Notes.

We also entered into a Security Agreement and an Intellectual Property Security Agreement with the Investors and AtheroNova Operations, pursuant to which all of our obligations under the 8% Notes are secured by security interests in all of our assets and the assets of AtheroNova Operations, including intellectual property on a pari passu basis with the 2.5% & 6% Senior Secured Convertible Notes outstanding. Upon an event of default under the 8% Notes or associated agreements, the 8% Note holders may be entitled to foreclose on any of such assets or exercise other rights generally available to a secured creditor under California and Delaware law. In addition, under a Subsidiary Guarantee, AtheroNova Operations guaranteed all of our obligations under the 8% Notes.

During the period ended September 30, 2014, the Company recognized interest expense of $2,000 and $24,657 to amortize the note discount. The aggregate balance of the 2014 8% Notes outstanding, unpaid interest and unamortized note discount as of September 30, 2014 amounted to $500,000, $2,000 and $475,343, respectively.

As of September 30, 2014, Europa held $100,000 in aggregate principal amount of the 8% Notes. Europa is an entity controlled by Knoll Capital Management of which Mr. Knoll, one of our directors, is the managing director.

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

	September 30, 2014	February 12, 2014 (Issuance)
	(Unaudited)	(Unaudited)
Conversion Feature :
Risk-free interest rate	0.88%	0.74%
Expected volatility	135%	211%
Expected life (in years)	2.38	3.00
Expected dividend yield	0.00%	0.00%

Warrants :
Risk-free interest rate	2.53%	2.80%
Expected volatility	135%	211%
Expected weighted average life (in years)	9.38	10
Expected dividend yield	0.00%	0.00%

Fair Value :
Conversion feature	$2,779,630	$2,951,785
Warrants	868,105	1,635,781
	$3,647,735	$4,587,566

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

The Company measured the aggregate fair value of the conversion feature and the warrants issued on the date of issuance of February 12, 2014 as $4,587,566. At September 30, 2014, the aggregate fair value of the derivative liabilities amounted to $3,647,735. As a result, the Company recorded the change in fair value of the derivative liabilities of $939,831 in the accompanying statement of operations for the nine months ending September 30, 2014.

6.             STOCKHOLDERS’ EQUITY

Common Stock

On February 12, 2014, in satisfaction of the equity portion of a compensation arrangement with an accredited broker who assisted in the placement of the 6% Notes, we issued 6,535 shares of our common stock, with a fair value of $23,395. This cost was recorded as a cost of the private placement in our statement of operations.

In May 2014, the Company issued 422,105 shares of its common stock valued at $2,152,735 to CardioNova pursuant to the terms of a licensing agreement to which the Company is a party, in connection with a milestone achievement in February 2014 (see Note 7).

In March and July 2014, the Company issued a total of 187,390 shares of common stock valued at $478,822 pursuant to the conversion of our convertible notes payable and accrued interest.

In April and May 2014, The Company issued a total of 34,707 shares of our common stock to adjust for the round lot treatment for stockholders holding under 500 shares of our common stock as approved by the stockholders in effectuating the 1 - for - 10 reverse stock split effective as of April 22, 2014.

Stock Options

The Company has a stockholder-approved stock incentive plan for employees under which it has granted stock options. In May 2010, the Company established the 2010 Stock Incentive Plan (the “2010 Plan”), which provides for the granting of awards to officers, directors, employees and consultants to purchase or acquire up to 7,362,964 shares, as amended, of the Company’s common stock. The awards have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors and are issued at an exercise price determined by the Board of Directors. Options issued under the 2010 Plan will have an exercise price equal to or greater than the fair market value of a share of the Company’s common stock at the date of grant. The 2010 Plan expires on May 20, 2020 as to any further granting of options. In the nine months ended September 30, 2014, a total of 10,000 options to purchase shares of the Company’s common stock were granted under the 2010 Plan. Additionally, options to purchase 22,500 shares of the Company’s common stock originally granted outside of the 2010 Plan were cancelled in accordance with the grant terms. There were options outstanding to purchase a total of 548,950 shares granted under the 2010 Plan as well as outside the 2010 Plan as of September 30, 2014. There were 299,797 shares reserved for future grants under the 2010 Plan as of September 30, 2014.

A summary of the status of the Company’s stock options as of September 30, 2014 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	568,950	$8.320	4.849	$86,271
Granted	10,000	3.800	7.000	--
Exercised	--	--	--	--
Cancelled	(30,000)	(5.000)	--	--
Outstanding at September 30, 2014	548,950	$8.421	4.080	$0
Exercisable at September 30, 2014	411,771	$9.031	3.612	$0

In March 2014, the Company granted options to purchase 10,000 shares of common stock to a consultant to the Company. The options have an exercise price of $3.80 per share, vest over a three month period and expire seven years form the date of grant.

During the nine months ended September 30, 2014, the Company recognized $344,965 of compensation costs as part of general and administrative expense related to the vesting of these options. As of September 30, 2014, future compensation cost related to non-vested options is estimated to be approximately $351,845. The weighted average period over which it is expected to be recognized is approximately 2.25 years.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges in the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Expected volatility	196%	218%	196%- 201%	113%-226%
Dividend yield	--	--	--	--
Expected term (in years)	6.25	6.25	6.25	6.25
Risk-free interest rate	1.43%-1.96%	2.05%	1.43%-2.73%	1.38-2.05%

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

Warrants

A summary of the status of our issued and outstanding warrants as of September 30, 2014 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	853,946	$3.770	2.665	$783,258
Granted	679,688	1.405	7.953	--
Exercised	--	--	--	--
Cancelled	(114,147)	(5.981)	--	--
Outstanding at September 30, 2014	1,419,487	$3.266	6.668	$0
Exercisable at September 30, 2014	1,419,487	$3.266	6.668	$0

In February 2014, pursuant to the issuance of the 6% Notes, the Company issued warrants to purchase a total of 454,460 shares of common stock. The warrants are exercisable at $2.30/share, vest immediately and will expire in ten years. In September 2014, pursuant to the reset provision of the warrants, the exercise price of the warrants was reset to $1.11 per share. In connection with our follow-on public offering on October 31, 2014, the exercise price of the warrants was again reset to $0.75 per share. See Note 4 for further discussion.

In September 2014, pursuant to the issuance of the 8% Notes, the Company issued warrants to purchase 225,228 shares of common stock. The warrants are exercisable at $2.00/share and will expire in five years. See Note 4 for further discussion.

7.             COMMITMENTS

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

As of September 30, 2014, the Company determined that the achievement of the final milestone was probable and the percentage of achievement at 40% complete. Accordingly, the Company accrued research and development expense-related party in the accompanying statement of operations of $314,776 and $469,850 for the three and nine months ended September 30, 2014, respectively to account for the potential issuance of approximately 240,000 shares of common stock at September 30, 2014.

If CardioNova successfully develops and commercializes AHRO-001 in the Territory, we will be entitled to receive a quarterly royalty, based on net sales during the period using an escalating scale. The royalty agreement shall remain in force for the period in which intellectual property rights for AHRO-001 are in full force and effect in the Territory.

Under the Securities Purchase Agreement, CardioNova purchased a total of 27,526 shares of our common stock in December 2011 and June 2013 for a cash purchase price of $9.70 per share or $267,000.

Research Agreements

We have a research agreement signed in September 2012, and amended in April 2013 and again in September 2013, with a major university in Southern California to conduct contract research in bile acid compounds, the use of which may be covered under our issued patents and pending patent applications. This agreement calls for payment of all research costs relating to the study of dosage and efficacy of bile salts on the atherosclerotic plaque in a non-human model. The cost of the project was $236,323, to be paid in four installments over the length of the study. The process is ongoing and to date, the entire $236,323 has been expensed in prior periods. As of September 30, 2014, $70,000 is still outstanding pending issuance of final research reports and is reported as part of Accounts Payable and accrued expenses in the accompanying balance sheet.

We have additional studies authorized in February and April 2014 for toxicology and other metabolic evaluations with expected aggregate cost of approximately $738,000, that are in various stages of planning or active execution of their protocols. The process is ongoing and to date, $425,610 and $597,790 has been expensed to Research and development costs on the accompanying statement of operations for the three and nine month periods ended September 30, 2014, respectively. The remaining $140,210 will be recorded in future periods once service has been rendered.

We also have a research agreement finalized in March 2014 and amended in August 2014 with an Australian hospital/research institution for a metabolic study of AHRO-001 in a standard animal model used in evaluation of plaque regression with an expected aggregate cost of approximately $212,000. To date, the study plan continues to be developed and initial study material has been provided for commencement during the 4th quarter of 2014. The process is ongoing and the total cost of $212,000 will be recorded in future periods once service has been rendered.

Formulation Development Agreement

We have a development agreement entered into in February 2014 with a Pennsylvania-based Clinical Research Organization (‘CRO”) specializing in formulation and manufacturing of clinical research grade pharmaceutical products. The agreement called for the CRO to use our Active Pharmaceutical Ingredient to manufacture clinical trial pharmaceutical products, completed and shipped in the 2nd quarter of 2014, as well as long-term stability testing of the completed product. The total expected cost of the project is $220,650, as amended, to be paid in progress installments over the length of the manufacturing, packaging and stability process. The process is ongoing and to date, $18,150 and $178,459 has been recorded as part of Research and development costs on the accompanying statement of operations for the three and nine month periods ending September 30, 2014, respectively. The remaining $42,191 will be recorded in future periods once service has been rendered.

Bioanalytical Analysis Agreements

We have analysis agreements for our next clinical trial in Russia entered into in May 2014, as amended, with several analytical laboratories to perform specialized serum analyses for biomarkers of certain gene expressions activated in previous non-human experiments when exposed to our Active Pharmaceutical Ingredient. The expected aggregate cost of these agreements is approximately $339,400 to be paid in installments upon progress completion points as the analyses are performed. The process is ongoing and to date, $32,563 and $128,610 has been recorded as part of Research and development costs on the accompanying statement of operations for both the three and nine month periods ended September 30, 2014, respectively. The remaining $210,790 will be recorded in future periods once services have been rendered.

8.             RELATED PARTY TRANSACTIONS

Accounts payable includes $108,083 and $50,841 as of September 30, 2014 and December 31, 2013, respectively, that are payable to officers and directors of the Company.

As of September 30, 2014, Europa held $1,094,167 in aggregate principal amount of the 2.5% Notes, $300,000 in aggregate principal of the 6% Notes and $100,000 in aggregate principal of the 8% Notes. Europa is an entity controlled by Knoll Capital Management of which Mr. Knoll, one of our directors, is the managing directors.

9.             SUBSEQUENT EVENTS

On October 31, 2014, the Company completed a follow-on public offering of 4,000,000 shares of its common stock, with each share of common stock sold together with warrants to purchase 1.25 shares of the Company’s common stock. The common stock with a warrant was sold at a price to the public of $0.75 per unit. The Company received gross proceeds from this offering of approximately $3,000,050 before deducting underwriting discounts, commissions and other estimated offering expenses. The warrants issued have an exercise price if $4.00 per share, subject to adjustments, and are exercisable immediately and expire five years from the date of issuance. In addition, the Company has granted the underwriters to the offering a 45-day option to purchase up to an additional 600,000 shares of the Company’s common stock and/or warrants to purchase up to an aggregate of 750,000 shares of common stock. Finally, the Company granted to the underwriters a warrant to purchase 200,000 shares of common stock at a per share exercise price of $0.9375, with a five year life.

The initial exercise price per share of common stock purchasable upon exercise of the warrants is subject to adjustment as follows:

•	Proportional adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock.
•

The Company’s issuance or deemed issuance (other than with respect to explicitly defined excluded securities) of shares of the Company’s common stock at a price per share less than the exercise price then in effect will reduce the exercise price to the price (determined in accordance with the terms of the warrant) at which such shares are issued.

•

If prior to October 31, 2015, the Company effects a reverse split and 125% of the closing market price of its common stock during any 3 consecutive trading days after the effective date of the reverse split is less than $0.75 (as adjusted for stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events), then the exercise price shall be reduced to 125% of the amount of the lowest closing market price of the Company’s common stock during such 3-trading day period, subject to a floor of 80% of the exercise price. This adjustment only applies to the first reverse split effected after the issuance date of the warrants.

•

If immediately following the close of business on February 28, 2015, the exercise price then in effect exceeds 85% of the lowest volume-weighted average price on any trading day during the 10 consecutive trading day period ending on an including the trading day immediately prior to February 28, 2015 (the “Adjusted Exercise Price”), the exercise price shall automatically be reduced to the Adjusted Exercise Price.

•

If the Company takes any action to which the provisions of the warrants are not strictly applicable, or if inapplicable, would not operate to protect the warrant holders from dilution, then the Company’s board of directors shall in good faith determine and implement an appropriate adjustment in the exercise price and the number of shares issuable upon exercise of the warrants so as to protect the rights of the holders of the warrants, provided that if a warrant holder does not accept such adjustments as appropriately protecting its interests against such dilution, then the Company’s board of directors and such holder shall agree, in good faith, upon an independent investment bank of nationally recognized standing to make such appropriate adjustments, whose determination shall be final and binding and whose fees and expenses shall be borne by the Company.

Simultaneous with any of the foregoing adjustments, the number of warrant shares shall be increased or decreased proportionately so that after such adjustment the aggregate exercise price payable for the adjusted number of warrant shares equals the aggregate exercise price in effect immediately prior to the adjustment. To the extent that the adjustment provisions of the warrants are effected, the exercise of the warrants thereafter could result in signification dilution to the existing holders of the Company’s common stock.

The associated warrants include an anti-dilution provision that allows for the automatic reset of the exercise price upon any future sale of common stock or similar equity instrument and debt instrument at or below the current exercise price. As a result, we will account for these warrants as derivative liability pursuant to current accounting guidelines.

The value of the derivative liability at the date of issuance is estimated to be in excess of the net proceeds received by the Company from this offering based on our preliminary valuation. A final valuation on the fair value of these warrants will be prepared by December 31, 2014 and as such, we will account for the excess of the value of the derivative liability over the net proceeds as a financing cost in the fourth quarter of 2014.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three and nine months ended September 30, 2014 and 2013. The discussion and analysis that follows should be read together with the condensed consolidated financial statements and the notes to the financial statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD & A”) are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in the section of our annual report on Form 10-K captioned “Risk Factors.”

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

The following represents a discussion of our operations for the periods presented.

Results of Operations

Three months ended September 30, 2014 Compared to the three months ended September 30, 2013

	Quarters ended September 30,		Increase
	2014	2013	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$314,776	$--	$314,776
Other research and development expenses	376,160	470,074	(93,914)
Total research and development expenses	690,936	470,074	220,862
General and administrative:
Share-based compensation	95,437	191,469	(96,032)
Other general and administrative expenses	168,928	382,349	(213,421)
Total general and administrative expenses	264,365	573,818	(309,453)
Interest expense	(303,063)	(110,073)	192,990
Change in fair value of derivative liabilities	(1,299,251)	--	1,299,251
Other income (expense)	59	230	171
Total other income (expense)	(1,602,255)	(109,843)	1,492,412
Net loss	$(2,557,556)	$(1,153,735)	$1,403,821

During the three month periods ended September 30, 2014 and 2013, we did not recognize any revenues. We are considered a development stage company and do not expect to have revenues relating to our products in the foreseeable future, if at all.

For the quarter ended September 30, 2014, research and development expenses increased to $690,936 from $470,074 in the same period in 2013. This increase is primarily due to the recognition of the Phase 1b progress costs in the current year compared to no expenses for CardioNova projects in the same period of 2013. Partially offsetting this increase was a decrease in expenses associated with toxicology work due to reaching the write-up phase of these studies in 2014 whereas we had preclinical research projects concluding during the three months ended September 30, 2013.

General and administrative costs decreased to $264,365 in the third quarter of 2014 compared to $573,818 for the quarter ended September 30, 2013, or a decrease of $309,453. The decrease in costs in 2014 is due to lower stock based compensation expense for our officers, directors and consultants upon completion of vesting of several stock option grants in 2014 compared to vesting of the same stock option grants to employees, directors and consultants in 2013.

For the quarter ended September 30, 2014, interest expense of $303,063 increased significantly when compared to $110,073 in the quarter ended September 30, 2013. Note discount amortization expense of $157,298 on the 6% Notes outstanding for the entire three month period in 2014 as well as recognition of amortization expense of $34,259 of unamortized note discounts for 6% Notes converted during the same period had no comparable expense in the prior year.

Change in fair value of derivative liabilities increased to $1,299,251 for the quarter ended September 30, 2014 due to the revaluation of derivative liabilities on the 6% senior convertible notes and associated warrants at the balance sheet date of September 30, 2014. There was no comparable activity in the three months ended September 30, 2013.

Net loss for the quarter ended September 30, 2014 was $2,557,556 compared to $1,153,735 for the quarter ended September 30, 2013 due to revaluation of the derivative liabilities in the current year and lower stock based compensation in research and development. This increased loss was partially offset by the lower expenses relating to toxicology and development testing, and decreased legal costs. There were no losses recognized on the revaluation of derivative liabilities in the comparable period in the prior year.

Nine months ended September 30, 2014 Compared to the nine months ended September 30, 2013

	Nine months ended September 30,		Increase
	2014	2013	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$1,451,873	$1,198,297	$253,576
Other research and development expenses	1,777,206	1,342,990	434,216
Total research and development expenses	3,229,079	2,541,287	687,792
General and administrative:
Share-based compensation	344,965	1,193,342	(848,377)
Other general and administrative expenses	1,144,857	1,118,300	26,556
Total general and administrative expenses	1,489,822	2,311,642	(821,821)
Interest expense	(1,039,612)	(491,591)	548,021
Private placement costs	(3,340,030)	--	3,340,030
Change in fair value of derivative liabilities	939,831	--	(939,831)
Other income (expense)	(1,492)	958	2,450
Total other income (expense)	(3,441,303)	(490,633)	2,950,670
Net loss	$(8,160,204)	$(5,343,562)	$(2,816,642)

During the nine month periods ended September 30, 2014 and 2013, we did not recognize any revenues. We are considered a development stage company and do not expect to have revenues relating to our products in the foreseeable future, if at all.

For the nine months ended September 30, 2014 and 2013, research and development expenses increased to $3,229,079 from $2,541,287. This increase is primarily the result of expenses associated with the toxicology testing program undertaken to support regulatory filings in the United States for AHRO-001 and increased costs for patent filing, prosecution and share-based compensation for current year progress to date in the clinical trial being conducted by CardioNova when compared to the same period in the prior year.

General and administrative costs decreased to $1,489,822 in the nine months ended September 30, 2014 compared to $2,311,642 for the nine months ended September 30, 2013, or a decrease of $821,821. The decrease in costs incurred in 2014 is due primarily to significantly lower share-based compensation costs as there were no below market purchases or gifts of stock involving a controlling stockholder as were recorded in 2013 as well as reduced costs recorded in the current year with a number of option grants reaching full vesting. Partially offsetting the decreased share based compensation were slight increased expenses for consultants and professional costs for the management of ongoing funding efforts during the current year.

For the nine month period ended September 30, 2014 interest expense was $1,039,612 compared to $491,591 in the nine month period ended September 30, 2013. This change is due to recognition of the note discounts on a higher outstanding Senior Note balance in the current year when compared to 2013 as well as the associated additional interest expense for amortization on notes converted prior to maturity.

For the nine months ended September 30, 2014 private placement costs increased to $3,340,030 with no comparable expense in the same period of 2013. This increase is due to recognition of the fair value of the embedded derivative in the 6% Notes and warrants issued in the current period with variable conversion price and exercise price, net of the principal amount of $1,906,500. Additionally, expenses in the current period included the cost of cash and equity commissions totaling $94,115 paid to an accredited broker that assisted in the placement of a portion of the note offering.

Change in fair value of derivative liabilities was income of $939,831 in the nine months ended September 30, 2014 for the change in the fair value during the period in which the 6% Notes and warrants were issued and outstanding. The fair value of these variable financial instruments is computed at the end of each periodic reporting date and any change is recorded as income or expense in the current period. There was no comparable charge in the same period of 2013.

Net loss for the nine month period ended September 30, 2014 was $8,160,204 compared to $5,343,562 for the nine month period ended September 30, 2013 due to the private placement costs recognized for the 6% Notes and warrants issued in the February 2014 offering, the cost of the research and development paid and payable through the issuance of our common stock and generally higher operating costs associated with our research and development.

Liquidity and Capital Resources

We had stockholders deficiency of $6,598,442 at September 30, 2014, and have incurred accumulated deficit of $30,189,998 primarily as a result of our losses from operations and the non-cash costs relating to the accounting of debt, derivative and warrant issuances as well as research and development costs paid and expected to be paid through the issuance of our common stock. These losses have been incurred through a combination of research and development activities as well as patent work related to our technology, expenses related to the merger and to public reporting obligations and the costs to supporting all of these activities. We expect to continue to incur additional losses for at least the next 12 months and for the foreseeable future. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We have financed our operations since inception primarily through equity and debt financings. During the nine months ended September 30, 2014, we had a net increase in cash and cash equivalents of $60,009. This increase resulted largely from net cash generated in the 6% and 8% Note financings of $1,906,500 and $500,000, respectively, largely offset by cash used in operating activities of $2,133,855. Total liquid resources as of September 30, 2014 were $326,219 compared to $266,210 at December 31, 2013.

As of September 30, 2014, we had a working capital deficit of $2,000,140, when excluding the derivative liability of $3,647,735 compared to a working capital deficit of $989,341 at December 31, 2013.

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

Our continued operations will depend on our ability to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms or at all and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through September 30, 2014, a significant portion of our financing has been through private placements of common stock and warrants and debt financing. Unless our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through sources of capital similar to those previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.

During February 2014, we realized gross proceeds of $1,906,500 from the sale of our 6% Secured Convertible Notes to 31 accredited investors. We paid fees and commissions of $70,720 to an accredited broker for their participation in the note placement.

During August 2014, we realized gross proceeds of $500,000 from the sale of our 8% Secured Convertible Notes to six accredited investors.

During October 2014, we consummated a follow-on offering of 4,000,000 shares our common stock at $0.75 per share, with each share of common stock sold together with warrants to purchase 1.25 shares of our common stock at $0.00001 per warrant, which resulted in net proceeds of approximately $2,600,000 upon deduction of underwriters’ commissions and other direct costs of the offering. The warrants have an exercise price of $4.00 per share, subject to adjustments, and are exercisable immediately and expire five years from the date of issuance. The initial exercise price per share of common stock purchasable upon exercise of the warrants is subject to adjustment as follows:

•	Proportional adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our common stock.
•

Our issuance or deemed issuance (other than with respect to explicitly defined excluded securities) of shares of our common stock at a price per share less than the exercise price then in effect will reduce the exercise price to the price (determined in accordance with the terms of the warrant) at which such shares are issued.

•

If prior to October 31, 2015, we effect a reverse split and 125% of the closing market price of our common stock during any 3 consecutive trading days after the effective date of the reverse split is less than $0.75 (as adjusted for stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events), then the exercise price shall be reduced to 125% of the amount of the lowest closing market price of our common stock during such 3-trading day period, subject to a floor of 80% of the exercise price. This adjustment only applies to the first reverse split effected after the issuance date of the warrants.

•

If immediately following the close of business on February 28, 2015, the exercise price then in effect exceeds 85% of the lowest volume-weighted average price on any trading day during the 10 consecutive trading day period ending on an including the trading day immediately prior to February 28, 2015 (the “Adjusted Exercise Price”), the exercise price shall automatically be reduced to the Adjusted Exercise Price.

•

If we take any action to which the provisions of the warrants are not strictly applicable, or if inapplicable, would not operate to protect the warrant holders from dilution, then our board of directors shall in good faith determine and implement an appropriate adjustment in the exercise price and the number of shares issuable upon exercise of the warrants so as to protect the rights of the holders of the warrants, provided that if a warrant holder does not accept such adjustments as appropriately protecting its interests against such dilution, then our board of directors and such holder shall agree, in good faith, upon an independent investment bank of nationally recognized standing to make such appropriate adjustments, whose determination shall be final and binding and whose fees and expenses shall be borne by us.

Simultaneous with any of the foregoing adjustments, the number of warrant shares shall be increased or decreased proportionately so that after such adjustment the aggregate exercise price payable for the adjusted number of warrant shares equals the aggregate exercise price in effect immediately prior to the adjustment. To the extent that the adjustment provisions of the warrants are effected, the exercise of the warrants thereafter could result in signification dilution to the existing holders of our common stock.

Due to the warrants’ potential adjustment of the exercise price and number of warrant shares being subject to future events, we have conducted initial computations of the derivative liability that exists at the time of issuance of these warrants. Management estimates that this liability is significant and continues to work with its valuation advisors to quantify the liability for financial reporting for the period ending December 31, 2014 and its potential effect of reflecting a significant stockholders’ deficit in that and future periods.

On November 12, 2014, $427,500 of our Second Amended 2.5% Notes matured and is currently past due. Management is attempting to negotiate a further extension of the note’s maturity date.  We can provide no assurance that we will obtain such an extension.  The Second Amended Notes provide that our failure to pay amounts due under the Second Amended Notes on the earlier of 5 trading days after notice of such failure and 10 trading days after we become aware of such failure constitutes an event of default. Upon the occurrence of an event of default under the Second Amended Notes, interest will accrue at 12% per annum and all amounts due under the Second Amended Notes will become immediately due and payable at 120% of the then outstanding principal, plus 100% of accrued and unpaid interest and all other amounts due in respect thereof.

There can be no assurances that sufficient subsequent funding, if any at all, will be raised by these or future offerings or that the cost of such offerings will be reasonable. Furthermore, we will need additional financing thereafter to complete the development and commercialization of our products. There can be no assurances that we can successfully complete the development and commercialization of our products.

These matters raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have reported a net operating loss of $955,301 in the three months ended September 30, 2014, compared to a net operating loss of $1,043,892 for the three month period ended September 30, 2013.  We have reported a net operating loss of $4,718,901, and non-operating expenses of $3,439,138, in the nine months ended September 30, 2014, compared to a net operating loss of $4,852,929, and non-operating expenses $489,268 in the nine months ended September 30, 2013.  Management believes that we will continue to incur net losses through at least September 30, 2015.

2.5% Senior Secured Convertible Notes Payable

On May 13, 2010, we entered into a Securities Purchase Agreement with W-Net Fund I, L.P. (“W-Net”), Europa and MKM Opportunity Master Fund, Ltd. (“MKM” and together with W-Net and Europa, the “Purchasers”), pursuant to which the Purchasers, on May 13, 2010, purchased from us (i) 2.5% Senior Secured Convertible Notes for a cash purchase price of $1,500,000 (the “Senior Notes”), and (ii) Common Stock Purchase Warrants pursuant to which the Purchasers may purchase up to 190,880 shares of our common stock at an exercise price equal to approximately $3.90 per share. The warrants may be exercised on a cashless basis by choice of the holder at any time. On May 13, 2010, we also entered into a Security Agreement and an Intellectual Security Agreement with the Purchasers and AtheroNova Operations, pursuant to which all of our obligations under the Senior Notes are secured by first priority security interest in all of our assets and the assets of AtheroNova Operations, including intellectual property. Upon event of default under the Senior Notes or such agreements, the Senior Note holders may be entitled to foreclose on any of such assets or exercise the rights available to a secured creditor under California and Delaware law. In addition, under a Subsidiary Guarantee, AtheroNova Operations guaranteed all of our obligations under the Senior Notes. As discussed in Note 3 to the financial statement included elsewhere in this quarterly report on Form 10-Q, we have twice amended the terms and conditions of the Senior Notes and, in 2012, we issued an additional $1,500,000 in Senior Notes under the same amended terms and conditions. The Senior Notes accrue 2.5% interest per annum with a maturity of four years after issuance. No periodic cash interest payments were required, except that accrued and unconverted interest is due on the maturity date and on each conversion date with respect to the principal amount being converted.

From issuance through December 31, 2013, the Purchasers exercised their option to convert a portion of the Senior Notes into our common stock. During that period, aggregate principal of $1,400,500 and accrued interest of $48,767 was converted into 474,070 and 20,704 shares, respectively, of our common stock. During the period ended September 30, 2014, principal in the amount of $416,667 was converted at a per share price of $2.90 into 143,678 shares of our common stock. In addition, we also issued 5,170 shares of our common stock with a market value of $19,646 to settle $14,994 of accrued interest relating to these notes. The aggregate balance of the Senior Notes outstanding as of September 30, 2014 amounted to $1,181,167, of which, $427,500 is presented as part of current liabilities in the accompanying balance sheet.

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

On May 9, 2014, the holder of the Senior Note issued on May 13, 2010 signed an agreement extending the maturity date from May 12, 2014 to September 12, 2014, and on August 29, 2014, the maturity date was further extended to November 12, 2014.

As of the date of this report, $427,500 of our Second Amended 2.5% Notes has matured. Management is attempting to negotiate a further extension of the note’s maturity date.  We can provide no assurance that we will obtain such an extension.  The Second Amended Notes provide that our failure to pay amounts due under the Second Amended Notes on the earlier of 5 trading days after notice of such failure or 10 trading days after we become aware of such failure constitutes an event of default, but the Company has not received any written notice of default or demand for payment from the note holder. Upon the occurrence of an event of default under the Second Amended Notes, interest will accrue at 12% per annum and all amounts due under the Second Amended Notes will become immediately due and payable at 120% of the then outstanding principal, plus 100% of accrued and unpaid interest and all other amounts due in respect thereof.

As of September 30, 2014, total 2.5% convertible notes purchased and held by Europa were $1,094,167. Europa is an entity controlled by Knoll Capital Management of which Mr. Knoll, one of our directors, is the managing director.

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

The 6% Notes accrue 6% interest per annum, and do not require cash interest payments, except that accrued and unconverted interest is due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted. If there is an uncured event of default (as defined in the 6% Notes), which also may include default on the Company’s 2.5% Notes or its 8% Notes, the holder of each 6% Note may declare the entire principal and accrued interest amount immediately due and payable. Default interest will accrue after an event of default at an annual rate of 12%. If there is an acceleration, a mandatory default amount equal to 120% of the unpaid 6% Note principal plus accrued interest may be payable.

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

During the period ended September 30, 2014, $40,000 in aggregate principal amount of the 2014 Notes was converted at a per share price $1.06 into 37,558 shares of the Company’s common stock. The Company also issued 983 shares of its common stock with a market value of $2,507 to settle accrued but unpaid interest associated with the converted 2014 Notes of $1,047. The issuance of these shares of common stock resulted in an additional charge of $1,460 that has been reflected as part of interest expense in the accompanying statement of operations. The Company also recorded interest expense of $36,803 to amortize the corresponding note discount of the converted notes.

As of September 30, 2014, Europa held $300,000 in aggregate principal amount of the 6% Notes. Europa is an entity controlled by Knoll Capital Management of which Mr. Knoll, one of our directors, is the managing director.

8% Secured Convertible Notes Payable

In August and September 2014, we entered into Securities Purchase Agreements with approximately seven accredited investors (the “Investors”), pursuant to which the Investors, on September 12, 2014, purchased from us (i) 8% Senior Secured Convertible Notes (the “8% Notes”) for a cash purchase price of $500,000, and (ii) Common Stock Purchase Warrants pursuant to which the Investors may purchase up to 225,228 shares of our common stock at an exercise price equal to $2.00 per share (the “8% Notes Placement”). The 8% Notes have a one year term and are convertible into common stock at any time at $1.11 per share. The associated warrants are exercisable at $2.00 per share. The warrants may be exercised on a cashless basis under which a portion of the shares subject to exercise are not issued in payment of the purchase price, based on the then fair market value of the shares.

The 8% Notes accrue 8% interest per annum and do not require periodic cash interest payments, except that accrued and unconverted interest is due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted. If there is an uncured event of default (as defined in the 8% Notes), which also may include default on the Company’s 2.5% Notes or its 6% Notes, the holder of each 8% Note may declare the entire principal and accrued interest amount immediately due and payable. Default interest will accrue after an event of default at an annual rate of 24%. If there is an acceleration, a mandatory default amount equal to 120% of the unpaid 8% Note principal plus accrued interest may be payable.

We also entered into a Security Agreement and an Intellectual Property Security Agreement with the Investors and AtheroNova Operations, pursuant to which all of our obligations under the 8% Notes are secured by security interests in all of our assets and the assets of AtheroNova Operations, including intellectual property on a pari passu basis with the 2.5% & 6% Senior Secured Convertible Notes outstanding. Upon an event of default under the 8% Notes or associated agreements, the 8% Note holders may be entitled to foreclose on any of such assets or exercise other rights generally available to a secured creditor under California and Delaware law. In addition, under a Subsidiary Guarantee, AtheroNova Operations guaranteed all of our obligations under the 8% Notes.

During the period ended September 30, 2014, the Company recognized interest expense of $2,000 and $24,657 to amortize the note discount. The aggregate balance of the 2014 8% Notes outstanding, unpaid interest and unamortized note discount as of September 30, 2014 amounted to $500,000, $2,000 and $475,343, respectively.

As of September 30, 2014, Europa held $100,000 in aggregate principal amount of the 8% Notes. Europa is an entity controlled by Knoll Capital Management of which Mr. Knoll, one of our directors, is the managing director.

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

In the period ending September 30, 2014, the third milestone was achieved and, in accordance with the licensing agreement, we issued a total of 422,105 of non-refundable shares of common stock with a fair value of $2,152,735. In December 31, 2013, we had recorded $1,170,712 of these costs. Accordingly, during the three and nine month periods ending September 30, 2014, $0 and $983,023 was recorded to research and development expense - related party, respectively. Additionally, as of September 30, 2014, we determined that the achievement of the final milestone was probable and the percentage of achievement at 45% complete. Accordingly, we accrued additional research and development expense-related party in the accompanying statement of operations of $314,776 and $469,850 for the three and nine months ended September 30, 2014, respectively.

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

Research Agreements

We have a research agreement signed in September 2012, and amended in April 2013 and again in September 2013, with a major university in Southern California to conduct contract research in bile acid compounds, the use of which may be covered under our issued patents and pending patent applications. This agreement calls for payment of all research costs relating to the study of dosage and efficacy of bile salts on the atherosclerotic plaque in a non-human model. The total potential cost of the project is $236,323, to be paid in four installments over the length of the study. The process is ongoing and to date, the entire $236,323 has been expensed in prior periods. As of September 30, 2014, $70,000 is still outstanding pending issuance of final research reports and is reported as part of Accounts payable and accrued expenses in the accompanying balance sheet.

We have additional studies authorized in February and April 2014 for toxicology and other metabolic evaluations with expected aggregate cost of approximately $738,000, that are in various stages of planning or active execution of their protocols. The process is ongoing and to date, $425,610 and $597,790 has been expensed to Research and development costs on the accompanying statement of operations for the three and nine month periods ended September 30, 2014, respectively. The remaining $140,210 will be recorded in future periods once service has been rendered.

We also have a research agreement finalized in March 2014 and amended in August 2014 with an Australian hospital/research institution for a metabolic study of AHRO-001 in a standard animal model used in evaluation of plaque regression with an expected aggregate cost of approximately $212,000. To date, the study plan continues to be developed and initial study material has been provided for commencement during the 4th quarter of 2014. The process is ongoing and the total cost of $212,000 will be recorded in future periods once service has been rendered.

Formulation Development Agreement

We have a development agreement entered into in February 2014 with a Pennsylvania-based Clinical Research Organization (‘CRO”) specializing in formulation and manufacturing of clinical research grade pharmaceutical products. The agreement called for the CRO to use our Active Pharmaceutical Ingredient to manufacture clinical trial pharmaceutical products, completed and shipped in the 2nd quarter of 2014, as well as long-term stability testing of the completed product. The total expected cost of the project is $220,650, as amended, to be paid in progress installments over the length of the manufacturing, packaging and stability process. The process is ongoing and to date, $18,150 and $178,459 has been recorded as part of Research and development costs on the accompanying statement of operations for the three and nine month periods ending September 30, 2014, respectively. The remaining $42,191 will be recorded in future periods once service has been rendered.

Bioanalytical Analysis Agreements

We have analysis agreements for our next clinical trial in Russia entered into in May 2014, as amended, with several analytical laboratories to perform specialized serum analyses for biomarkers of certain gene expressions activated in previous non-human experiments when exposed to our Active Pharmaceutical Ingredient. The expected aggregate cost of these agreements is approximately $339,400 to be paid in installments upon progress completion points as the analyses are performed. The process is ongoing and to date, $32,563 and $128,610 has been recorded as part of Research and development costs on the accompanying statement of operations for both the three and nine month periods ended September 30, 2014, respectively. The remaining $210,790 will be recorded in future periods once services have been rendered.

Summary of Contractual Commitments

Employment Agreements

Employment agreements with our Chief Executive Officer and Chief Financial Officer are incorporated by reference to Exhibits 10.1 and 10.2 to the Quarterly Report on Form 10-Q (File No. 000-52315) filed with the Securities Exchange Commission (“SEC”) on August 5, 2014.

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

Accounting for Share based Research and Development Costs

Under our research and development (R&D) agreements, we are obligated to issue shares of common stock if milestones are met by the R&D vendor. It is our policy to recognize expense for these shares when it is estimated that there is a high probability of meeting the milestone. We accrue the share based expense based upon the estimated percentage of completion of the milestone. The shares are valued at the market price at the end of the period and revalued at each period until issued. At September 30, 2014, we have recorded an accrual of $469,850 reflecting our estimate of approximately 45% progress on the milestone deemed achievable at that time.

Recently Issued Accounting Standards

On August 27, 2014, the FASB issued ASU 2014-15, Disclosures of Uncertainties about and Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of the financial statements is issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2015, and interim periods thereafter, with early adoption permitted.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by it in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control

During the quarter ended September 30, 2014, there were no changes in internal controls over financial reporting in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1A. Risk Factors.

We may be unable to continue as a going concern if we do not successfully raise additional capital.

To date, we have raised part of our operating capital through the placement of several issuances of Convertible Promissory Notes. A 2.5% Note issued in 2010, with a current outstanding balance of $427,500, plus accrued interest of $50,604, matured on November 12, 2014. The Company continues to negotiate with the holder regarding an extension of the maturity date. We can provide no assurance that we will obtain such an extension.  The 2.5% Notes provide that our failure to pay amounts due thereunder on the earlier of 5 trading days after notice of such failure or 10 trading days after we become aware of such failure constitutes an event of default, but the Company has not received any written notice of default or demand for payment from the note holder. Upon the occurrence of an event of default under the 2.5% Notes, interest will accrue at 12% per annum and all amounts due under the 2.5% Notes will become immediately due and payable at 120% of the then outstanding principal, plus 100% of accrued and unpaid interest and all other amounts due in respect thereof. Additionally, the terms and conditions of our 6% Notes and 8% Notes contain provisions under which if we default on the 2.5% Notes, the outstanding balance of $1,866,500 outstanding under the 6% Notes and $500,000 outstanding under the 8% Notes may also become immediately due and payable and available cash on hand would not be sufficient to repay these Notes in full.

You may be diluted by exercises of outstanding options and warrants and conversions of outstanding convertible promissory notes.

As of October 31, 2014, we had outstanding options to purchase an aggregate of 548,950 shares of our common stock at a weighted average exercise price of $8.42 per share, warrants to purchase an aggregate of 6,414,789 shares of our common stock at a weighted average exercise price of $3.81 per share and convertible promissory notes convertible into an aggregate of 3,559,494 shares of our common stock (including 145,510 shares accounting for accrued interest through maturity) at a weighted average conversion price of $1.04 per share. The exercise of such outstanding options and warrants and the conversion of such outstanding convertible promissory notes will result in further dilution of your investment. In particular, in addition to proportional adjustments for stock dividends, splits, combinations, reclassifications and similar events, the warrants issued in our follow-on public offering on October 31, 2014 are subject to adjustment as follows:

•

Our issuance or deemed issuance (other than with respect to explicitly defined excluded securities) of shares of our common stock at a price per share less than the exercise price then in effect will reduce the exercise price to the price (determined in accordance with the terms of the warrant) at which such shares are issued.

•

If prior to October 31, 2015, we effect a reverse split and 125% of the closing market price of our common stock during any 3 consecutive trading days after the effective date of the reverse split is less than $0.75 (as adjusted for stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events), then the exercise price shall be reduced to 125% of the amount of the lowest closing market price of our common stock during such 3-trading day period, subject to a floor of 80% of the exercise price. This adjustment only applies to the first reverse split effected after the issuance date of the warrants.

•

If immediately following the close of business on February 28, 2015, the exercise price then in effect exceeds 85% of the lowest volume-weighted average price on any trading day during the 10 consecutive trading day period ending on an including the trading day immediately prior to February 28, 2015 (the “Adjusted Exercise Price”), the exercise price shall automatically be reduced to the Adjusted Exercise Price.

•

If we take any action to which the provisions of the warrants are not strictly applicable, or if inapplicable, would not operate to protect the warrant holders from dilution, then our board of directors shall in good faith determine and implement an appropriate adjustment in the exercise price and the number of shares issuable upon exercise of the warrants so as to protect the rights of the holders of the warrants, provided that if a warrant holder does not accept such adjustments as appropriately protecting its interests against such dilution, then our board of directors and such holder shall agree, in good faith, upon an independent investment bank of nationally recognized standing to make such appropriate adjustments, whose determination shall be final and binding and whose fees and expenses shall be borne by us.

In addition, simultaneous with any of the foregoing adjustments, the number of shares issuable under those warrants shall be increased or decreased proportionately so that after such adjustment the aggregate exercise price payable for the adjusted number of warrant shares equals the aggregate exercise price in effect immediately prior to the adjustment. To the extent that the adjustment provisions of those warrants are effected, the exercise of the warrants thereafter could result in signification dilution to the existing holders of our common stock.

In addition, you may experience additional dilution if we issue common stock in the future, including the issuance of common stock upon the exercise of the warrants offered hereby. As a result of this dilution, you may receive significantly less in net tangible book value than the full purchase price you paid for the shares in the event of liquidation.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In July 2014, we issued 38,541 shares of our common stock upon conversion by the holder hereof of $40,000 of principal and accrued interest of our 6% Secured Convertible Notes.

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

Item 6. Exhibits

Exhibit No.	Description

10.1	Securities Purchase Agreement, dated as of September 12, 2014, among AtheroNova Inc., the purchasers of 8% Senior Secured Convertible Notes and W-Net Fund I, L.P., as Purchaser Representative. Incorporated by reference to Exhibit 10.1 the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on September 16, 2014.

10.2	Form of 8% Senior Secured Convertible Note. Incorporated by reference to Exhibit 10.2 the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on September 16, 2014.

10.3	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 10.3 the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on September 16, 2014.

10.4	Security Agreement, dated as of September 12, 2014, among AtheroNova Inc., AtheroNova Operations, Inc. and the purchasers of 8% Senior Secured Convertible Notes. Incorporated by reference to Exhibit 10.4 the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on September 16, 2014.

10.5	Intellectual Property Security Agreement, dated as of September 12, 2014, among AtheroNova Inc., AtheroNova Operations, Inc. and the purchasers of 8% Senior Secured Convertible Notes. Incorporated by reference to Exhibit 10.5 the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on September 16, 2014.

10.6	Subsidiary Guaranty, dated as of September 12, 2014, made by AtheroNova Operations, Inc. in favor of the purchasers of 8% Senior Secured Convertible Notes. Incorporated by reference to Exhibit 10.6 the Current Report on Form 8-K (File No. 000-52315) filed with the Securities and Exchange Commission on September 16, 2014.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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

ATHERONOVA INC.

Date: November 19, 2014	By:	/s/Mark Selawski
Mark Selawski
Chief Financial Officer (Principal financial and accounting officer)